Form 10KSB40
period 1996-09-30
ENVIRONMENTAL MONITORING & TESTING CORPORATION
filed 1996-12-12
CIK 842919

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C.  20549

                              FORM 10-KSB

               ANNUAL REPORT UNDER SECTION 13 or 15 (D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Fiscal Year Ended September 30, 1996
                   Commission File number:  0-18296

            ENVIRONMENTAL MONITORING & TESTING CORPORATION
        (Exact name of registrant as specified in its charter)

        Delaware                           62-1265486
(State of Incorporation)    (I.R.S. Employer Identification No.)

             825 Main Street South, New Ellenton SC  29809
               (Address of principal executive offices)

Registrant's telephone number, including area code: (803)652-2718

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class     Name of each exchange on which registered
Common Stock, $.01 par value                None

Indicated by check mark whether the registrant (1) has filed all report required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and(2) has been subject to such filing
requirements for the past 90 days.  Yes X   No___

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Company's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

Registrant's revenues for the year ended September 30, 1996 its most recent fiscal year were $433,780.

The aggregate market value of the registrant's common stock held by non-affiliates as of November 17, 1996 was approximately $208,173. The number of shares of the registrant's common stock outstanding as of November 17, 1996 was 3,825,383.

Documents Incorporated by Reference: Definitive Proxy Statement for 1996 Annual Meeting of Shareholders Incorporated into Part II and Part III of Form 10-KSB and See Exhibit Index.

                           Page 1 of 26 Pages

                       Exhibit Index at Page 25

                        TABLE OF CONTENTS


                              PART I

                                                             Page

Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . 3

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . .6

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . .7

Item 4.   Submission of Matters to a Vote of Security Holders. .8


                             PART II

Item 5.   Market for Common Equity & Related Stockholder
          Matters. . . . . . . . . . . . . . . . . . . . . . . .8

Item 6.   Management's Discussion & Analysis or Plan of
          Operation. . . . . . . . . . . . . . . . . . . . . . .9

Item 7.   Financial Statements . . . . . . . . . . . . . . . . 12

Item 8.   Changes in & Disagreements with Accountants on
          Accounting & Financial Disclosure . . . . . . . . .  24

                             PART III

Item 9.   Directors & Executives Officers, Promoters and Control
          Persons; Compliance With Section 16(a)of the Exchange
          Act. . . . . . . . . . . . . . . . . . . . . . . . . 24

Item 10.  Executive Compensation . . . . . . . . . . . . . . . 24

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management. . . . . . . . . . . . . . . . . . . . . .24

Item 12.  Certain Relationships & Related Transactions . . . . 24

                             PART IV

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . 25

                              PART I
Item 1.   Business

Introduction
Environmental Monitoring & Testing Corporation (the "Company") is a diversified drilling company specializing in environmental drilling, industrial water wells, recovery wells as related to environmental requirements, construction drilling and grouting for piling,stabilization drilling and grouting core drilling as well as angle coring drilling and grouting for dams and other similar structures.

The Company is classified as a special trade contractor within the construction industry. However, the Company is most often a subcontractor rather than a prime or general contractor.

The Company presently operates one division located in New Ellenton, South Carolina. See Item 2. "Properties".

The Company maintains its corporate offices at 825 Main Street South, New Ellenton, SC 29809 and its telephone number is (803) 652-2718.

Environmental Drilling
Environmental drilling involves drilling for soil and water samples, drilling and installation of ground water monitoring wells, drilling and installation of recovery wells, primarily hydrocarbon wells, and drilling and installation of water supply or production wells. The Company uses drilling rigs which are drilling platforms attached to a truck, all terrain vehicle or other stable platform to perform these services. See Item 2. "Properties".

The majority of the drilling services provided by the Company are to facilitate the testing of ground water and related soil conditions.
A contract generally involves drilling a predetermined number of wells at various points around a job site as identified by the customer. A job site is usually under the control of a hydrologic or geologic engineering department of the customer requiring such work. Wells drilled for the purpose of testing ground water are typically relatively shallow, averaging approximately 50 to 100 feet in depth. The time spent at a job site is more a reflection of the decontamination procedures and sampling requirements, rather than the depth of the wells. Since most jobs must be completed within a specific time period, the Company must provide as many drilling rigs as necessary to drill the required number of wells within that time. Also, conditions may require having two types of drilling rigs on a project: an auger drilling rig to drill through the softer overburden and a rotary or hammer drilling rig for rock. As a result, the Company is limited in the number of jobs which it can perform simultaneously. The Company believes however, that it possesses an advantage over the smaller competitors because of the number of rigs it owns.

The Company does not store or haul hazardous wastes. If containment, collection and removal of development water, drilling mud, drill cuttings and other hazardous waste is required, the Company places that waste in drums which Company employees move to site storage areas. Thereafter, the supervising engineer of the customer or other responsible party arranges for hauling and disposal by an appropriate waste disposal and transportation firm.

Seasonal Effect
Although the Company's operations are not seasonal, the Company does experience some loss of operational time due to occasional inclement weather and less favorable ground conditions.

Working Capital
The Company's past expansion resulted in a need for increased working capital and a change in its component parts. Since the Company is generally a subcontractor, it is usually not paid upon completion of its work, but only after the prime or general contractor is paid. This means that the Company must maintain adequate cash to support its operations for a period of approximately two to three months. See Item 6. "Management's Discussion and Analysis".

Customers
Westinghouse Savannah River Company (WSRC) is a significant customer of the Company. The Savannah River Site (Site) is a Department of Energy material processing facility and because of the nature of its operations, it requires constant environmental assessment of ground water contamination. One of the methods of performing this assessment is through the installation of environmental monitoring wells. The WSRC Site is located approximately two miles from the Company's home office in New Ellenton, South Carolina.

The Company derived approximately 98 percent and 75 percent of its revenue in the fiscal years ended September 30, 1996 and 1995, respectively, from WSRC pursuant to its contracts for drilling services at the Site. On August 23, l996 the Company entered into a new contract with WSRC, which allocates $1.7 million to be used for environmental drilling on the Site. The period of performance is October 1, 1996 to October 1, 1998. The unit price paid for labor under this contract is fixed and the unit price for materials can be renegotiated by the Company, at the end of one year. This contract with WSRC gives the Company the right to perform environmental drilling at the Site on an as needed basis; however the dollar amount of this contract is not binding or enforceable by the Company but is a framework for releases of job orders. There can be no assurances that the work to be performed by the Company will be equal to the $1.7 million contract.

The minority of the Company's revenues are generated from other engineering and/or consulting firms responsible for evaluating the environmental concerns of their clients. The Company is engaged by such engineering or consulting firms because of their familiarity with the Company and its reputation and prior performance record. Services are generally performed through contracts obtained through competitive bidding. The Company is aggressively pursuing contracts other than those with WSRC.

The Company has reduced its scope of operations but is striving to diversify and market to customers other than WSRC. The Company is licensed to perform drilling services in five states but has focused on performing such services in three states. The Company would like to perform drilling services in other states as opportunities arise and on a very selective basis, though there can be no assurances that such diversification and expansion will be achieved.

Backlog
As of November 17, 1996 the backlog of signed and verbal contracts totaled approximately $30,000, of which 80% is attributable to the Site. Generally the backlog of signed and verbal contracts are not canceled, though there can be no assurances that such cancellations will not occur. This work is in progress or scheduled to be substantially completed by the end of December 1996. Since most of the Company's work (except for the WSRC contract) is of short to medium duration and awarded with little advance notice, the backlog of signed contracts at any given time is generally not representative of how well the Company is doing or will do over any particular time period.

Competition
The Company provides its services pursuant to contracts which are generally obtained through competitive bidding. As noted above, with the exception of the Company's contract with WSRC for the Site, such contracts are usually small, the majority of which have a term of less than 30 days and are limited to the drilling and installation of specific wells. Typically, there are several bidders for such contracts and, as a result, varying levels of price sensitivity. The Company's competitors in the bidding process generally have been small local drilling companies with less drilling equipment and more limited resources than the Company. Although the Company competes, to some extent, with larger companies which have greater financial resources, the Company believes that it owns comparable drilling machinery and related equipment. Management expects to remain competitive because of its drilling experience, performance record, continued safety training and equipment availability and reliability.

Governmental Regulation
Drilling is a licensed occupation. All of the states in which the Company operates require that the Company and/or its drilling supervisors obtain licenses to drill and install wells. Such licenses are generally subject to annual renewal. Neither the Company nor any of its drilling supervisors have been unable to obtain renewal of their licenses. Although no assurances can be given, the Company believes that it is in compliance with all current licensing requirements for the states where it conducts business. The expansion of division offices and/or operations into additional states may require further licensing.

At present, the Company's business is not directly regulated, except for the drilling licenses discussed above, however since the Company performs work on governmental projects it falls under the regulation of the United States Department of Energy, the Environmental Protection Agency and various state environmental agencies. Any violations of such regulations could prevent the Company from working on governmental projects.

Since the majority of its work relates to drilling and installing wells for environmental monitoring and testing, the Company benefits from environmental, health, safety and hazardous waste regulations. Governmental regulation at both the Federal and State levels has increased and is becoming more restrictive. It is not possible to predict whether the Company's activities will become directly regulated as a result of the increase in governmental regulation.

Management believes that the increased governmental regulation of industrial wastes and pollution will create a greater demand for services offered by the Company, though no assurances can be had that the Company will benefit from this demand.

Employees
As of November 1, 1996 the Company employed a total of 10 employees.  See
Item 1. "Business-Introduction".

Bonding
The majority of the Company's work is the result of competitive bidding, primarily from engineering and consulting firms. Bonding is required on occasion and the Company has been able to obtain bonding on a per job basis. The bonding company has not established a bonding limit on a per job basis or in the aggregate, and increased bonding limits, subject to the financial strength of the Company, can generally be obtained by rendering a letter of credit or a cash deposit equal to five per cent of the face value of the bonding amount. The Company anticipates a continuing improvement in bonding capacity in accordance with a continuing improvement in the financial strength of the Company; however, no assurances can be given of any long term surety commitment.

Insurance
The Company carries a $1 Million general liability insurance policy which has minimal coverage for environmental damage caused by negligence. In addition, the Company has a $2 Million "umbrella" policy for a total of $3 Million of general liability insurance. The liability insurance maintained by the Company covers bodily injury and property damage. These policies are subject to dollar limitations and other numerous exceptions and conditions. The Company has workers' compensation insurance which covers employees exposed to contaminant and toxic waste. The Company does not purchase additional insurance for pollution liability or environmental impairment since virtually all of the Company's drilling is performed on a subcontractor basis at the direction of or under the supervision of various engineers or environmental consultants retained by the customer, therefore the exposure for this type of claim appears remote. Although the Company believes that its insurance coverage is adequate, there can be no assurance that such insurance coverage will be sufficient for all or any particular claim for which the Company may be found liable. Moreover, there can be no assurance that the insurance currently maintained by the Company will be available in the future or that the cost of such insurance will not be prohibitive. A partially or completely uninsured claim of sufficient magnitude could have a material adverse effect on the business and financial condition the Company.


Item 2.   Properties

The Company presently operates business from one location: its headquarters and division office in South Carolina.

The Company headquarters and division office is located in New Ellenton, South Carolina. The Company owns the facility, consisting of four buildings on 4.83 acres fronting on South Carolina Highway 19. The four steel frame and metal buildings consist of: a 3,600 square foot office building; 3,200 square feet of maintenance shops; 4,800 square feet of warehouse; and approximately 4,200 square feet of other shops and storage. The balance of the property is used to park vehicles and equipment when not being used on a job site and while awaiting repair.

In July, 1996 the Company's management identified three drill rigs that were to be liquidated. During 1996, the Company sold one of the drill rigs and various support equipment and in November, 1996 the Company sold two drill rigs and assorted tooling. As equipment is sold the proceeds have been used enhance working capital. The Company does not consider this equipment to be materially important to its operation since suitable equipment is available. See Item 6. "Management's Discussion & Analysis" and Item 7."Financial Statements".

The Company uses approximately seven drilling rigs, including three auger rigs, one of which is an all terrain vehicle (ATV) rig, and four rotary rigs. The Company also owns one pump pulling or service rig. Additionally, the Company owns adequate support equipment such as water trucks, steam cleaners, compressors, emergency trailers and safety equipment. The Company operates a vehicle service facility, a welding shop, a paint shop and a machine shop on the New Ellenton property, which enable the Company to modify, rebuild and maintain its vehicles, drilling rigs and related equipment. From time to time the Company may sell equipment if it believes the equipment is not required.


Item 3.   Legal Proceedings

During 1995 the Company signed a letter of intent to merge with Jansko, Inc. Jansko, Inc. was engaged in designing, manufacturing and marketing office furniture including seating products, desks, tables, and credenzas. Since the signing of the letter of intent the Company advanced $385,841 to Jansko, Inc. in conjunction with the proposed merger of the two Companies.

The Company did not merge with Jansko, Inc., and on May 1, 1996 Mr. George J. Georges, the Company's President and CEO, filed a petition in the Federal District Court of Fort Lauderdale, Florida to move Jansko, Inc., into Chapter 7 Liquidation of the Bankruptcy Act and it Amendments. On May 23, 1996 an Order For Relief was entered by the United States Bankruptcy Court, Southern District of Florida in Fort Lauderdale, Florida. As a result of these events and uncertainty of any recovery, the Company recorded a loss during the quarter ended March 31, 1996 on all advances and loans to Jansko, Inc.

A majority shareholder of the Company has filed various lawsuits against certain officers and directors of Jansko, Inc. and related parties on behalf of the Company and other parties seeking restitution of funds advanced. The Company and other parties have assigned their rights to the majority shareholder and will share in any awards less legal and other expenses, on a pro rata basis. There can be no assurances that this litigation will result in any recovery and as such no recovery has been recorded by the Company.

On August 7, 1996 the Company and an officer of the Company were named as defendants in a sexual harassment and defamation suit filed by a former female employee in the United States District Court for the District of South Carolina. The suit seeks unspecified actual and punitive damages.

The Company is aggressively defending this action and alleges that this action is malicious and without merit.


Item 4.   Submission of Matters to a Vote of Security Holders

None during the quarter ended September 30, 1996.


                             PART II


Item 5.   Market for the Common Equity and Related Stockholder
          Matters

There has been an established public market for the Company's securities since February 23, 1989. The Company's securities are traded in the "Over the Counter" (OTC) market and were listed in the National Association of Securities Dealers Automated Quotation (NASDAQ) System until August 26, 1992. On August 27, 1992 the Company's securities were delisted from the NASD Small Cap Market for failure to meet the minimum bid price requirement as forth in
Section 1(c)(4) of Part II of Schedule D of the NASD By-Laws. On August 27, 1992 the Company's securities were listed in the Over the Counter Bulletin Board. The securities were listed under the trading symbol EMON but are now listed under the trading symbol EVMT.

Shares of the Company's Common Stock $.01 par value.

The high and low bid quotations for the Company's securities as reported by the Over the Counter Bulletin Board are set forth below. The prices set forth below are not necessarily indicative of the depth of the trading market in each of the Company's Securities.

                                Bid Prices (1)
  Common Stock                     High           Low
  First Quarter Ending  12/31/94   $  1/8         $  3/32
  Second Quarter Ending  3/31/95   $  15/64       $  3/32
  Third Quarter Ending   6/30/95   $  19/64       $  1/8
  Fourth Quarter Ending  9/30/95   $  9/32        $  3/16

  First Quarter Ending  12/31/95   $ 3/16         $  1/8
  Second Quarter Ending  3/31/96   $ 3/16         $  1/8
  Third Quarter Ending   6/30/96   $ 3/16         $  1/8
  Fourth Quarter Ending  9/30/96   $ 3/16         $  1/8

  (1) Such over-the-counter market quotations reflect in-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

As of September 30, 1996 there were approximately 125 shareholders of record of the Company's common stock. The Company believes that there are in excess of 250 beneficial owners of the common stocks.

The Company has never paid any dividends on its Common Stock and it is not anticipated that any dividends will be paid in the foreseeable future. The Board of Directors intends to follow a policy of retaining earnings, if any, to finance the growth of the Company. The declaration and payment of dividends in the future will be determined by the Board of Directors in the light of conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors.

Item 6.   Management's Discussion and Analysis or Plan of Operation

Results of Operations
During fiscal year 1996, the Company continued the realignment of its operations which was started in 1993 and re-focused the deployment and evaluation of all its productive assets and reduced salaried and hourly employees. The continued implementation of these programs resulted in a reduction of selling, general and administrative expenses and depreciation expense by approximately $164,000. The Company has continued its aggressive program of selling unproductive assets. During the year the Company sold five vehicles, three lift trucks, one drilling rig and various other tools and support equipment. These asset sales resulted in a gain on sale of assets and an increase of positive cash flow of $62,000. See Item 1. "Business-Introduction", Item 2. "Properties", and Item 7. "Financial Statements".

Though no assurances can be made, the Company anticipates that this re-focusing and realignment of equipment and energies will not reduce the productive capacity of the Company but will reduce future capital requirements and improve the utilization of drilling equipment and related assets. Management is committed to monitoring the operating results and to make decisions based upon those monitored results to maximize the return on investment of the assets deployed by its operations.

Comparison of Fiscal Years 1996 and 1995
Contract revenue decreased approximately $527,000 or 54% in 1996 as compared to 1995. The Company believes the declines in the revenue have been affected by four factors: 1) Interruption of Federal funding for environmental work resulting from concerns over the economy and a very conservative political climate relative to environmental issues; 2) tight money supply and recessionary pressures to reduce environmental expenditures; 3) increased competition in the geographic areas serviced by the Company; 4) the focusing on performing drilling services in South Carolina, Georgia, and Florida.

Direct contract costs decreased $183,000 or 46.0%, but increased 8.1% of revenue for the year ended September 30, 1996. Of this $190,000 represents decreases related to the decrease in revenues and are attributable to the following: material costs decreased $66,000 and direct labor and travel related expenses decreased $124,000. Other costs increased $7,000.

Indirect contract costs decreased $135,000 or 53.3% but increased 1.0% as a percent of revenue for the year ended September 30, 1996. The percentage increase was a result of an increase in insurance expense on rolling stock on a greatly reduced revenues.

Selling, general and administrative expenses decreased $111,000 or 36.1% but increased 12.9% as a percent of revenue for the year ended September 30, 1996. Salaries decreased $84,000 because of the elimination of employees. Property and casualty insurance and employee benefits decreased $27,000 as a result of the reduction of equipment and employees. The percentage increase is a result of fixed administrative expenses being compared to reduced revenues in 1996.

Depreciation expense decreased $53,000 because of the sale of drilling equipment and drill rigs and as a direct result of the age of certain equipment. See Item 7. "Financial Statements".

Property, plant and equipment with a cost basis of $166,000 and a net book value of $61 was sold with cash proceeds of $62,000 being realized. The amounts of the gains are recorded as a gain on the sale of machinery and equipment. Miscellaneous equipment and supplies were sold with a proceeds of $9,000 being realized as other income.

Interest income is a result of the investment of cash in short term treasury instruments.

The loss on sale of marketable securities is the result of a decline in the market price of NYSE listed securities that the Company purchased as a short term investment and was recognized at the time of sale of these securities.

The Company has on occasion leased excess drilling equipment to other drilling companies and records the proceeds as other income.

The income tax benefit (expense) is a result of the statutory rates of federal income taxes and alternative minimum tax. The Company has taken a very conservative approach and has not recorded any deferred tax benefits associated with the net operating loss carry forwards. There currently are net operating carry overs for federal income tax purposes of approximately $1,563,000 and $1,560,000 for state income tax purposes. See Item 7. "Financial Statements".

Management has recognized that the Company can not solely concentrate on environmental drilling work and seeks to increase its marketing effort to increase construction drilling and to solicit drilling of production or supply wells. Management intends to continue these efforts and to be selective in market areas and types of work contracted. Management continues to search for companies that fit into related business segments, that can contribute to the growth of the Company, benefit from the Company's expertise and provide diversification in general and a more stable revenue flow, though no assurances can be had that such acquisitions or ventures will be undertaken. The Company is also seeking to diversify by evaluating other sources of income including, investment opportunities and joint ventures.

Although inflation has slowed in recent years, it is still a factor in bidding for long term contracts and the Company continues to seek ways to cope with its impact. Since most of the Company's contracts are short term, the Company is able to pass on any increased costs to the extent permitted by competition. For the longer term and multi-year contracts which normally do not allow price adjustments, the Company makes its best estimate of a competitive inflation factor and absorbs any difference in cost.


Liquidity and Capital Resources
For fiscal 1996 and 1995, the Company generated its working capital and capital expenditure requirements through positive operating activities and through sales of excess equipment. The Company's capital expenditures are generally needed for the replacement of equipment and the Company believes that its liquidity is sufficient to handle such replacement. At September 30, 1996, the Company had working capital of $189,000 and a current ratio of
3.9 to 1. At September 30, 1996, the total indebtedness aggregated $65,000 and shareholders' equity was $713,000. At September 30, 1996 the debt to equity ratio was .09 to 1.


During 1995 the Company signed a letter of intent to merge with Jansko, Inc. Jansko, Inc. was engaged in designing, manufacturing and marketing office furniture including seating products, desks, tables, and credenzas. Since the signing of the letter of intent the Company advanced $385,841 to Jansko, Inc. in conjunction with the proposed merger of the two Companies.

The Company did not merge with Jansko, Inc., and on May 1, 1996 Mr. George J. Georges, the Company's President and CEO, filed a petition in the Federal District Court of Fort Lauderdale, Florida to move Jansko, Inc., into Chapter 7 Liquidation of the Bankruptcy Act and it Amendments. On May 23, 1996 an Order For Relief was entered by the United States Bankruptcy Court, Southern District of Florida in Fort Lauderdale, Florida. As a result of these events and uncertainty of any recovery, the Company recorded a loss during the quarter ended March 31,1996 on all advances and loans to Jansko, Inc.

A majority shareholder of the Company has filed various lawsuits against certain officers and directors of Jansko, Inc. and related parties on behalf of the Company and other parties seeking restitution of funds advanced. There can be no assurances that this litigation will result in any recovery, as such no recovery has been recorded by the Company. See Part 1, Item 3 "Legal Proceedings" and Part II, Item 7 "Financial Statements".

The Company has identified, segregated and classified certain drill rigs for sale. In November, 1996 the Company sold two drill rigs and assorted tooling for $135,600 and realized a gain on the sale of $63,500. The Company also has ongoing programs to generate greater revenue, reduce operating costs and to increase accounts receivable turnover to consistently generate positive cash flow. Although no assurances can be given, the Company believes that these actions will result in adequate liquidity for the next fiscal year.

Capital expenditures were not incurred in 1996 and 1995. At present, the Company has adequate levels of property and equipment to operate its business and is continuing to evaluate equipment requirements. See Item 7.
"Financial Statements".

Item 7.   Financial Statements


                              INDEX

                                                             Page

Reports of Sweeney & Company, P. A. Independent Auditors . . . 13

Balance Sheet as of September 30, 1996 . . . . . . . . . . . . 14

Statement of Operations for Years Ended September 30, 1996 and
1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

Statement of Changes in Stockholders' Equity for Years Ended
September 30, 1996 and 1995. . . . . . . . . . . . . . . . . . 16

Statement of Cash Flows for Years Ended September 30, 1996 and
1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

Notes to Financial Statements. . . . . . . . . . . . . . . . . 18


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or have been omitted.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






Board of Directors
Environmental Monitoring &
 Testing Corporation
New Ellenton, South Carolina


We have audited the accompanying balance sheet of Environmental Monitoring & Testing Corporation as of September 30, 1996, and the related statement of operations, changes in stockholders' equity and cash flow for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the September 30, 1996 financial statements referred to above present fairly, in all material respects, the financial position of Environmental Monitoring & Testing Corporation as of September 30, 1996 the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.



                                                      Sweeney & Company, P. A.



Fort Lauderdale, Florida
October 22, 1996

          ENVIRONMENTAL MONITORING & TESTING CORPORATION

                          BALANCE SHEET
                        SEPTEMBER 30, 1996

ASSETS
Current assets:
   Cash and cash equivalents                     $     39,795
   Accounts receivable                                185,649
   Inventories                                          4,000
   Other current assets                                24,555
                                                     --------

      Total current assets                            253,999

Property, plant and equipment, net                    523,532
                                                     --------
                                                 $    777,531
                                                      =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                              $     33,466
   Accrued expenses                                    31,464
                                                     --------
      Total current liabilities                        64,930
                                                     --------
Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares
      authorized and none issued
   Common stock, $.01 par value, 30,000,000 shares
   authorized and 6,144,000 shares issued              61,440
   Capital-in-excess of par                         1,963,508
   Accumulated deficit                             (1,115,420)
                                                    ---------
                                                      909,528
Less: Cost of treasury stock, 2,318,617
   shares held at September 30, 1996                 (196,927)
                                                      -------
      Total stockholders' equity                      712,601
                                                      -------
                                                 $    777,531
                                                      =======

The accompanying notes are an integral part of these financial statements.

          ENVIRONMENTAL MONITORING & TESTING CORPORATION

                     STATEMENT OF OPERATIONS
             YEARS ENDED SEPTEMBER 30, 1996 AND 1995

                                            1996           1995
Contract revenue                        $  433,781     $ 960,860
                                           -------        -------
Contract costs and expenses:
   Direct contract cost                    214,988       397,957
   Indirect contract cost                  118,714       253,471
   Selling, general and administrative
     expenses                              193,646       304,571
   Depreciation                            118,159       170,834
   (Gain) on sale of machinery and
     equipment                             (61,689)      (50,900)
                                            ------        ------
      Total contract costs and expenses    583,818     1,075,933
                                           -------       --------
Loss from operations                      (150,037)     (115,073)
                                           -------        -------
Other income (expenses):
   Gain on equipment held for sale               -        29,272
   Interest income                           5,202         8,464
   Loss on sale of marketable securities         -       (22,744)
   Loss on advances to Jansko, Inc.       (385,841)            -
   Other, net                                9,028             -
   Equipment lease income                        -        29,411
                                           -------        ------
      Total other income (expenses)       (371,611)       44,403
                                           -------        ------
Net (loss) before income taxes            (521,648)      (70,670)

Income taxes                                     -        (5,300)
                                           -------        ------
      Net (loss)                        $ (521,648)   $  (75,970)
                                        ==========    ==========
      Net  (loss) per common share      $    (0.14)   $    (0.02)
                                        ==========    ==========
Weighted average common shares
   outstanding                           3,825,383     4,192,339
                                        ==========     =========

The accompanying notes are an integral part of these financial statements.

          ENVIRONMENTAL MONITORING & TESTING CORPORATION

           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             YEARS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                Capital
                        Common                Treasury         in excess Retained
                   Shares    Amount       Shares    Amount     of par    (Deficit)     Total

Balance, 9/30/94  6,144,000 $  61,440    (874,295) $          $1,956,458 $ (517,802) $1,500,096

Issuance of common
  stock to employees                       70,500                  7,050                  7,050

Purchase of treasury
  stock                                (1,514,822)  (196,927)                          (196,927)

Net (loss)                -        -            -          -           -     (75,970)   (75,970)
                   --------   --------    --------   --------   ---------   --------   --------
Balance, 9/30/95  6,144,000   61,440   (2,318,617)  (196,927)  1,963,508    (593,772) 1,234,249

Net (loss)                -        -            -         -            -    (521,648)  (521,648)

Balance, 9/30/96  6,144,000 $ 61,440   (2,318,617) $(196,927) $1,963,508 $(1,115,420) $ 712,601

>/TABLE>


The accompanying notes are an integral part of these financial statements.


                    ENVIRONMENTAL MONITORING & TESTING CORPORATION

                               STATEMENT OF CASH FLOWS
                       YEARS ENDED SEPTEMBER 30, 1996 AND 1995


                                                   1996                1995
Cash flows from operating activities:
  Net (loss)                                   $   (521,648) $      (75,970)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                    118,159         170,834
    Gain from sale of machinery and equipment       (61,689)        (80,172)
    Issuance of common stock for services                 -           7,050
   Losses on advances from Jansko, Inc.             385,841               -
  Changes in certain assets and liabilities:
    Inventories                                       1,000           3,676
    Accounts receivable                            (136,643)        235,489
    Advances receivable from Jansko, Inc.                 -        (350,000)
    Other current assets                            (16,880)         19,225
    Accounts payable                                 19,159         (60,360)
    Other current liabilities                        20,573         (21,594)
                                                    -------         -------
Net cash used in operating activities              (192,128)       (151,822)
                                                    -------         -------
Cash flows from investing activities:
   Sale of machinery and equipment                   61,750         496,405
   Purchase of Treasury stock                             -        (196,927)
   Advances made to Jansko, Inc.                    (35,841)              -
                                                     ------         -------
Net cash used in investing activities                25,909         299,478
                                                     ------         -------
Cash flows from financing activities:
   Principal payments                                     -        (111,173)
                                                     ------         -------
Net cash provided by(used in)
 financing activities                                     -        (111,173)
                                                     ------         -------
Net increase in cash and cash equivalents          (166,219)         36,483
Cash and cash equivalents, beginning of period      206,014         169,531
                                                    -------         -------
Cash and cash equivalents, end of period       $     39,795  $      206,014
                                                    =======        ========
Supplemental disclosure:
   Interest paid in cash                       $          -  $        2,025
                                                    =======        ========
   Issuance of common stock for services       $          -  $        7,050
                                                    =======        ========

The accompanying notes are an integral part of these financial statements.

                      ENVIRONMENTAL MONITORING & TESTING CORPORATION

                              NOTES TO FINANCIAL STATEMENTS


1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING  POLICIES

Environmental Monitoring & Testing Corporation (the "Company") is a Delaware corporation, incorporated on May 10, 1988. The Company is engaged in the business of drilling wells, primarily for the purpose of environmental monitoring and testing.

Cash equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts receivable

Accounts receivable are reported at their net realizable value. An allowance for doubtful accounts is recognized when the Company does not expect to collect the full amount of its accounts receivable. The Company considers accounts receivable to be fully collectible at September 30, 1996.

Inventories

Inventories are recorded at the lower of cost (measured on a first-in, first-out basis) or market. Inventories consist solely of supplies, such as pipe, sand, cement, bentonite, pumps, etc., which are used in the construction of various types of wells.

Property, plant and equipment

Property, plant and equipment are recorded at cost, less accumulated depreciation. For financial reporting purposes, depreciation is computed on the straight-line method over the useful lives of the assets. Accelerated methods of depreciation are used for income tax purposes. Expenditures for renewals and betterments, which increase the estimated useful life or capacity of assets, are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred.

Accounting estimates

Management of the Company occasionally uses accounting estimates in determining certain revenues and expenses. Estimates are based on subjective as well as objective factors and, as a result, judgment is required to estimate certain amounts at the date of the financial statements.

Contract revenue and costs

The Company recognizes revenues on contracts based upon direct labor hours worked and services completed and accepted by the customer. Contract costs and expenses are recorded as incurred.

Income taxes

Deferred income taxes in the accompanying financial statements reflect temporary differences in reporting results of operations for income tax and financial accounting purposes. The principal timing differences in recognition of income taxes result from using the cash basis of accounting for income tax purposes and the accrual basis for financial reporting purposes, and the difference in book and tax basis of property, plant and equipment.

Net Income (Loss) Per Common Share

The Company has both dilutive common stock equivalents and anti-dilutive common stock equivalents; however, the effect of these common stock equivalents on earnings per share is less than 3 percent. Accordingly, earnings are presented based on weighted average common shares outstanding.


2.     LOSS ON ADVANCES TO JANSKO, INC.

During 1995 the Company signed a letter of intent to merge with Jansko, Inc. Jansko, Inc. was engaged in designing, manufacturing and marketing office furniture including seating products, desks, tables, and credenzas. Since the signing of the letter of intent the Company advanced $385,841 to Jansko, Inc. in conjunction with the proposed merger of the two Companies.

The Company did not merge with Jansko, Inc., and on May 1, 1996 Mr. George J. Georges, the Company's President and CEO, filed a petition in the Federal District Court of Fort Lauderdale, Florida to move Jansko, Inc., into Chapter 7 Liquidation of the Bankruptcy Act and its Amendments. On May 23, 1996 an Order For Relief was entered by the United States Bankruptcy Court, Southern District of Florida in Fort Lauderdale, Florida. As a result of these events and uncertainty of any recovery, the Company recorded a loss during the quarter ended March 31, 1996 on all advances and loans to Jansko, Inc.

A majority shareholder of the Company has filed various lawsuits against certain officers and directors of Jansko, Inc. and related parties on behalf of the Company and other parties seeking restitution of funds advanced. There can be no assurances that this litigation will result in any recovery, as such no recovery has been recorded by the Company.

3.     PROPERTY, PLANT AND EQUIPMENT

At September 30, 1996, property, plant and equipment consisted of the following:

                                                              Useful
                                                              Lives
                                                              (Years)
Land                                    $    109,617
Buildings and improvements                   304,958             30
Less accumulated depreciation                (81,470)
                                             -------
Net book value of real estate                333,105
                                             -------
Machinery and equipment                       58,086           5 - 7
Drilling equipment and vehicles              930,681           2 - 7
Less accumulated depreciation               (798,340)
                                             -------
Net book value of equipment                  190,427
                                             -------
Furniture and fixtures                        15,002           3 - 5

Less accumulated depreciation                (15,002)
                                             -------
Net book value of furniture and fixtures           -
                                             -------
Property, plant and equipment, net      $    523,532
                                             =======


4.     LEASES

The Company rents equipment on an as needed basis for terms of one day to several months. The Company also leases two vehicles under an operating lease arrangement which expires in 1997. The 1997 future minimum lease payments on the two vehicles total $3,650. Rent expense for the years ended September 30, 1996 and 1995, was approximately $9,392 and $21,839 respectively.


5.     INCOME TAXES

The Company accounts for income tax according to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes".

The net deferred tax asset (liability) in the accompanying balance sheet as of September 30, 1996 includes deferred tax assets and liabilities attributable to the following items:

Deferred tax assets (liability):
  Accrual to cash basis of accounting                  $     (42,866)
  Depreciation                                               (70,657)
  Investment credit carry forwards                             6,933
  Net operating loss carry forwards                          594,433
                                                             -------
  Net deferred tax asset (liability)                         487,443
  Valuation allowance for deferred tax assets               (487,443)
                                                             -------
  Net deferred asset tax (liability)                   $           0
                                                             =======

The Company's 1995 income tax provision of $5,300 represents alternative minimum tax calculated on the Company's alternative minimum taxable income.

As of September 30, 1996, the Company had available a cumulative federal net operating loss carry forward of approximately $1,563,000 which expires as follows: $223,000 in 2005, $407,000 in 2006, $394,000 in 2007, $539,000 in
2008, and a capital loss carryover of approximately $24,000 which expires in 2000. Pursuant to the Tax Reform Act of 1986, the use of loss carry forwards may result in the payment of alternative minimum tax. In addition, the Company has available an investment tax credit carry forward of $6,933 which expires in 2002.

6.     STOCKHOLDERS' EQUITY

In November 1994 stock awards for 70,500 shares of restricted common stock of the Company were authorized by the Board of Directors and awarded to employees and a consultant of the Company. The restricted common shares issued resulted in a $7,050 charge against current period income. In January 1995, the Company purchased for treasury 1,514,822 shares of common stock held by the Department of Insurance of the State of Florida for $196,927.


7.     STOCK OPTION PLANS

In November, 1992 the Company's Board of Directors adopted the 1992 Stock Option Plan (the "Plan") which was approved by the Shareholders at the 1992 Annual Meeting on January 8, 1993.

The purpose of the Plan is to encourage and enable employees, directors and other persons upon whose judgment, initiative and efforts the Company largely depends to acquire a proprietary interest in the Company. Under the Plan, the Board of Directors, or a Stock Option Committee appointed by the Board of Directors, may grant stock purchase options ("Options") relating to a maximum of 1,000,000 shares of Common Stock (subject to adjustment due to certain recapitalizations, reorganizations or other corporate events). The Board of Directors or the Company's Stock Option Committee shall have discretion to determine which of this amount may be granted as incentive stock options ("ISO's") and non-statutory options. If any Option expires, terminates or is canceled without having been exercised, the shares subject to that option will again be available for issuance under the Plan.

In July, 1993 the Company's Board of Directors adopted the 1993 stock plan (the "Stock Plan"). The stock plan is not exempt from Section 16(b) of the Securities Exchange Act of 1934. The purpose of the Stock Plan is to provide incentives to directors, officers, employees and consultants of the Company by providing them with awards of stock and authorizations to make direct purchases of stock in the Company. Under the Stock Plan, the Board of Directors, or a Stock/Option Committee appointed by the Board of Directors may grant awards or authorizations (collectively referred to as "Stock Rights") relating to a maximum of 400,000 shares of Common Stock (subject to adjustment under certain conditions). The Board of Directors or the Company's Stock/Option Committee is responsible for designating the individuals eligibility to participate in the Stock Plan, the type, date, terms, number and conditions of each Stock Right. Stock Rights may be granted under the Plan prior to July 13, 2003.

As of September 30, 1996, there were no options issued under either plan.

8.     OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT

The Company's financial instruments subject to credit risk are primarily trade accounts receivable. Generally, the Company does not require collateral or other security to support customer receivables. The Company derived approximately 98 percent and 75 percent of its revenue in the years ended September 30, 1996 and 1995, respectively, from a single customer,the
Savannah River Site, a material processing facility owned by the United
States Department of Energy.


9.  COMMITMENTS AND CONTINGENCIES

On August 7, 1996 the Company and an officer of the Company were named as defendants in a sexual harassment and defamation suit filed by a former female employee in the United States District Court for the District of South Carolina. The suit seeks unspecified actual and punitive damages.

The Company is aggressively defending this action and alleges that this action is malicious and without merit.

Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

None

                             PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a)of the Exchange Act

Directors, Executive Officers, Promoters and Control Persons

The information requested by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14C no later than 120 days after the Company's fiscal year end.

Compliance With Section 16(a) of the Exchange Act

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations from reporting persons that no reports were required for those persons, during the fiscal year ended September 30, 1996.


Item 10.    Executive Compensation

The information requested by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14C no later than 120 days after the Company's fiscal year end.


Item 11.    Security Ownership of Certain Beneficial Owners and Management

The information requested by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14C no later than 120 days after the Company's fiscal year end.


Item 12.    Certain Relationships and Related Transactions

Compensation and Employee Agreements
The information requested by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14C no later than 120 days after the Company's fiscal year end.

Related Party Transactions
The information requested by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14C no later than 120 days after the Company's fiscal year end.

Options
The information requested by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14C no later than 120 days after the Company's fiscal year end.


Item 13.    Exhibits and Reports on Form 8-K

(a) Exhibits Incorporated by Reference

The following exhibits which are on file with the Securities and Exchange Commission are incorporated herein by reference as exhibits hereto.

Exhibit No.            Description

 3.i                   Articles of Incorporation of the Company**

 3.ii                  By-laws of the Company**

 4                     Specimen Share Certificate*

 22                    Published report regarding matters submitted to vote
                       - Definitive Proxy***

* Incorporated by reference to registrant's Amendment No. 2 to Registration Statement on Form S-18 as filed on January 25, 1989.

**    Incorporated by reference to the registrant's Registration Statement on
Form S-18 as filed November 16, 1989.

***   Incorpored by reference to DEF 14A as filed by the registrant on
December 12, 1996.

(b) Reports on Form 8-K in the Fourth quarter of fiscal year 1996:  None

Note: Copies of Exhibits to Form 10-KSB will be furnished upon the written request of any shareholder of the Company at a charge of $.25 per page plus postage or shipping.

                           SIGNATURES


In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

                 Environmental Monitoring & Testing Corporation

Date December 1, 1996                By /s/ George J. Georges
                                     George J. Georges, President and CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                     Capacity                      Date

 /s/ George J. Georges        President and Chief          December 1,1996
George J. Georges             Executive Officer and
                              Director


 /s/ Stephen A. Lassak        Director and Executive       December 1,1996
Stephen A. Lassak             Vice President and Chief
                              Financial Officer


 /s/Rebecca Del Medico       Director                      December 1, 1996
Rebecca Del Medico