Form 10KSB40/A
period 1996-09-30
ENVIRONMENTAL MONITORING & TESTING CORPORATION
filed 1997-02-20
CIK 842919

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C.  20549

                              FORM 10-KSB/A

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

                              PART III

Item 1.   Index to Exhibits

Article 5 Financial Data Schedule            Exhibit 27

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

Signature                     Capacity                     Date

 /s/ George J. Georges        President and Chief          February 20, 1997
George J. Georges             Executive Officer and
                              Director

 /s/ Stephen A. Lassak        Director and Executive       February 20, 1997
Stephen A. Lassak             Vice President and Chief
                              Financial Officer

 /s/Rebecca Del Medico        Director                     February 20, 1997
Rebecca Del Medico