Form 10QSB/A
period 1996-12-31
ENVIRONMENTAL MONITORING & TESTING CORPORATION
filed 1997-02-20
CIK 842919

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: December 31, 1996
                   Commission File Number 0-18296

        (Exact name of registrant as specified in its charter)

            ENVIRONMENTAL MONITORING & TESTING CORPORATION


       Delaware                                   62-1265486
---------------------                          ------------------
(State of Incorporation)     (I.R.S. Employer Identification No.)

          825 Main Street South, New Ellenton, SC  29809
             (Address of principal executive offices)

Registrant's telephone number, including area code:(803)652-2718

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          Yes     X     No


Title of each clas                Outstanding at January 31, 1997
  Common stock,                             3,825,383
  par value $0.01

Transitional Small Business Disclosure Format (Check one)       Yes
  No      X

                                               Part III
Item. 1           Index to Exhibits

Article 5 Financial Data Schedule           Exhibit 27

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      Environmental Monitoring
                        & Testing Corporation
                            (Registrant)


Date: February 2, 1997                        By: /s/ George J. Georges

                                   George J. Georges, President and CEO
                                           (Principal Executive Officer)


                                              By: /s/ Stephen A. Lassak

                              Stephen A. Lassak, Vice President and CFO
                                          (Principal Accounting Officer)