Form 10QSB/A
period 1996-12-31
ENVIRONMENTAL MONITORING & TESTING CORPORATION
filed 1997-03-03
CIK 842919

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-QSB/A

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

                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Unaudited financial statements for the quarter ended December 31, 1996 are provided on the four following pages.



                               INDEX

Balance Sheet                                   Page 3

Statements of Operations and Retained Earnings  Page 4

Statements of Cash Flows                        Page 5

Notes to Financial Statements                   Page 6

           ENVIRONMENTAL MONITORING & TESTING CORPORATION
                            BALANCE SHEET
                            (UNAUDITED)

     ASSETS                         December 31,1996
     Current Assets:
      Cash                         $    215,882
      Accounts Receivable                30,935
      Inventories                         4,000
      Other Current Assets               12,053
                                        _______

      Total Current Assets              262,870

    Property, Plant, & Equipment        426,997
                                       ________

                                  $     689,867
                                       ========

    LIABILITIES & STOCKHOLDERS' EQUITY

    Current Liabilities:
      Accounts Payable            $       8,674
      Accrued Expenses                    6,472
                                       ________

      Total Current Liabilities          15,146
                                       ________

    Stockholders' Equity:
      Preferred Stock, $.01 Par Value,
        1,000,000 shares authorized,
         and none issued
      Common Stock,$.01 Par Value,
         30,000,000 and 10,000,000
         shares authorized and
         6,144,000 shares issued         61,440
      Capital-In-Excess of Par        1,963,508
      Retained Earnings              (1,153,300)
                                      _________

                                        871,648
    Less: Cost of Treasury Stock,
      2,318,617 shares held on
      December 31, 1996                (196,927)
                                       ________

    Total Shareholders' Equity          674,721

                                  $     689,867

 See Accompanying Notes

             ENVIRONMENTAL MONITORING & TESTING CORPORATION
             STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                             (UNAUDITED)

                                     Three Months Ended December 31
                                     1996                      1995
                                 -------------            --------------
Contract Revenue                $       83,589           $        99,368
                                 -------------            --------------
Cost and Expenses:
 Direct Contract Cost                   32,465                    52,315
 Indirect Contract Cost                 51,894                    21,024
 Selling, General, and Admin.           78,035                    82,690
 Depreciation                           24,397                    29,067
 (Gain) Loss on Sale of
   Property and Equipment              (63,462)                        0
                                 --------------           --------------
   Total Cost and Expenses             123,329                   185,096
                                 --------------           --------------
Income (Loss) from Operations          (39,740)                  (85,728)
                                 --------------           --------------
Other Income (Expenses):
 Interest Income Net                     1,535                     2,517
 Other, Net                                325                         0
                                 -------------            --------------
   Total Other Income                    1,860                     2,517
                                 -------------            --------------
Net Income (Loss)                      (37,880)                  (83,211)
                                 =============            ==============

Retained Deficit,
  Beginning of Period               (1,115,420)                 (593,772)
                                 -------------            --------------
Retained Deficit, End of Period $   (1,153,300)          $      (676,983)
                                 =============            ==============
Earnings (Loss) per Common Share$        (0.01)          $          (0.02)
                                 =============            ==============

See Accompanying Notes

           ENVIRONMENTAL MONITORING & TESTING CORPORATION
                    STATEMENTS OF CASH FLOWS
                          (UNAUDITED)

                                        Three Months Ended December 31,
                                        1996                       1995
                                        -----------------   -----------
Cash Flows from Operating Activities:
  Net Income (Loss)                  $      (37,880)      $     (83,211)
  Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating
  Activities:
   Depreciation                              24,397              29,067
   (Gain) on Sale of Property & Equipment   (63,462)                  0
  Changes in Certain Assets and Liabilities:
   Accounts Receivable                      154,714              (3,694)
   Other Current Assets                      12,502                 944
   Accounts Payable                         (24,792)               (228)
   Other Current Liabilities                (24,992)              3,951
                                    ----------------     --------------
Net Cash Provided by (used in)
 Operating Activities                        40,487             (53,171)
                                    ----------------     --------------
Cash Flows from Investing Activities:
 Sale of Machinery & Equipment              135,600                   0
                                    ----------------     --------------
Net Cash Provided by (used in)
 Investing Activities                       135,600                   0
                                    ----------------     --------------
Cash Flows from Financing Activities:
 Principal Payments for Borrowings                0                    0
                                    ----------------     ---------------
Net Cash Provided by (used in)
 Financing Activities                             0                    0
                                    ----------------     ---------------
Net Increase in Cash and Cash
 Equivalents                                176,087              (53,171)
Cash and Cash Equivalents,
 Beginning of period                         39,795              206,014
                                    ----------------     ---------------

Cash and Cash Equivalents,
 End of period                     $        215,882     $        152,843
                                    ===============      ===============
Supplemental Disclosure of Cash Paid:
 Interest                          $              0     $              0

See Accompanying Notes

          ENVIRONMENTAL MONITORING & TESTING CORPORATION
                NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1996, are not necessarily indicative of the results that may be expected for the year ended September 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1996.

2.  Sales to Major Customer

The Company derived approximately 92 percent and 99 percent of its revenue in the three months ended December 31, 1996 and 1995, respectively, from a single customer, the Savannah River Site, a material processing facility operated for the United States Department of Energy by the Westinghouse Savannah River Company.

3.  Net Income Per Common Share

The Company has common stock equivalents and has used the treasury stock method to calculate the number of equivalent shares. The number of common shares outstanding used in calculating earnings per share were based on the weighted average method, as follows:

                                       Three Months Ended December 31,
                                       1996                       1995
    Primary shares                     3,825,383             3,825,383
    Fully diluted shares               3,825,383             4,825,383


4.       Commitments & Contingencies

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


Item 2.  Management's Discussion and Analysis

Three months ended December 31, 1996 vs. 1995

Contract revenue for the three months ended December 31, 1996 decreased approximately 16% over the same period of the prior fiscal year. The decrease is a result of a general decline in the need for drilling services offered by the Company. Management, in an effort to continue profitability, has reduced non-productive personnel. Indirect costs and selling, general and administrative costs increased in relation to sales due to the significant decrease in revenues. The Company had realized gains on sales or property and equipment of $63,462 in the same period of the prior year. The net loss for the three months ended December 31, 1996 was $37,880 as compared to a net loss of $83,211 incurred in the same period of the previous year.

The Company has adopted FASB 109 Accounting for Income Taxes, and consequently is not required to record any tax expense due to its utilization of its net operating loss carry forwards. Therefore, no income tax expense or benefit is recorded in the three month period ending December 31, 1996 and 1995.

Liquidity and Capital Resources

During the three month period ended December 31, 1996, the Company generated its working capital requirements through operating activities. The Company's capital expenditures are generally for the replacement of equipment and are being kept to a minimum. The Company continues to perform repairs and maintenance on equipment and therefore does not anticipate any replacement of equipment in the current fiscal year. Although no assurances can be given, management is of the opinion that the working capital is sufficient to meet the Company's anticipated needs during the ensuing twelve months. At December 31, 1996 the Company had working capital of $247,724, a current ratio of 17:1, a debt to equity ratio of .02:1, and shareholders' equity of $674,721.

The Company has instituted ongoing programs to minimize any short term shortages of working capital, generate revenue, reduce operating costs and to increase accounts receivable turnover to generate positive cash flow. These programs include the implementation of controls to reduce indirect labor costs, the reduction of management, and the implementation of strict controls over the acquisition of capital assets. All non-productive assets are being identified and evaluated and are being sold when feasible. The Company believes that these actions will result in adequate liquidity for the fiscal year. In addition the Company may seek other sources of capital, however the unfavorable operating results may impede the Company's ability to obtain bank financing to meet its working capital needs in the future.


                    Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

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

The Company did not merge with Jansko, Inc., and on May 1, 1996 Mr. Georges, the Company's President and CEO, filed a petition in the Federal District Court of Fort Lauderdale, Florida to move Jansko, Inc., into Chapter 7 Liquidation of the Bankruptcy Act and its Amendments. On May 23, 1996 an Order For Relief was entered by the United State Bankruptcy Court, Southern District of Florida in Fort Lauderdale, Florida. As a result of these events and uncertainty of any recovery, the Company recorded a loss during the quarter ended March 31, 1996 on all advances and loans to Jansko, Inc.

A majority shareholder of the Company has filed various lawsuits against certain officers and directors of Jansko, Inc. and related parties on behalf of the Company and other parties seeking restitution of funds advanced. There can be no assurances that this litigation will result in any recovery, as such no recovery has been recorded by the Company.

Item 4.  Submission Matters to a Vote of Security Holders.

The board of directors set a record date of December 13, 1996 for an annual stockholders' meeting that was held on January 15, 1997 at 10:45 a.m. EST at the corporate offices of the Company. The proxies and financial information were mailed on or about December 17, 1996.

The following actions were acted upon at the meeting of the stockholders:

I. The following were elected to serve on the board of directors of the Company until the Company's next annual meeting:

George J. Georges  votes: for 3,359,902   against   8,650 withheld   9,400
Stephen A. Lassak  votes: for 3,364,902   against   3,650 withheld   9,400
Rebecca Del Medico votes: for 3,364,902   against   3,650 withheld   9,400

II. Ratify the appointment of Sweeney & Company, P.A. as independent auditors for the fiscal year ending September 30, 1997.

         Votes: for   3,372,202     against   3,000     withheld   2,750

III.     No other matters were acted upon.

Item 6.  Exhibits and Reports on Form 8-K.

None during the quarter ended December 31, 1996.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      Environmental Monitoring
                        & Testing Corporation
                            (Registrant)


Date: February 2, 1997By                           /s/ George J. Georges

                                   George J. Georges, President and CEO
                                           (Principal Executive Officer)


                                               By  /s/ Stephen A. Lassak

                              Stephen A. Lassak, Vice President and CFO
                                          (Principal Accounting Officer)