Form 10QSB
period 1997-03-31
ENVIRONMENTAL MONITORING & TESTING CORPORATION
filed 1997-05-14
CIK 842919

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended: March 31, 1997
                     Commission File Number 0-18296

         (Exact name of registrant as specified in its charter)

             ENVIRONMENTAL MONITORING & TESTING CORPORATION


       Delaware                                              62-1265486
 ----------------------                                  ------------------
(State of Incorporation)                                  (I.R.S. Employer
                                                         Identification No.)

                  825 Main Street South, New Ellenton, SC  29809
                     (Address of principal executive offices)

         Registrant's telephone number, including area code:  (803) 652-2718

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes__X__ No_____


Title of each class                            Outstanding at April 30, 1997
  Common stock,                                          3,825,383
  par value $0.01

Transitional Small Business Disclosure Format (Check one) Yes_____ No__X__


                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Unaudited financial statements for the quarter ended March 31, 1997 are provided on the five following pages.



                               INDEX

Balance Sheet                                                Page 3

Statements of Operations and Retained Earnings               Page 4

Statements of Cash Flows                                     Page 5

Notes to Financial Statements                                Page 6

           ENVIRONMENTAL MONITORING & TESTING CORPORATION
                       BALANCE SHEET (UNAUDITED)

     ASSETS                                           March 31, 1997
     Current Assets:
      Cash                                           $       163,685
      Accounts Receivable                                     23,023
      Other Current Assets                                    10,283
                                                           _________
      Total Current Assets                                   196,991

      Property, Plant, & Equipment                           409,774
                                                           _________
                                                     $       606,765
                                                           =========
     LIABILITIES & STOCKHOLDERS EQUITY
     Current Liabilities:
      Accounts Payable                               $        14,491
      Accrued Expenses                                         9,479
                                                           _________
      Total Current Liabilities                               23,970

      Stockholders' Equity
        Preferred Stock - $.01 Par Value -
        1,000,000 shares authorized, and none
        issued                                                     0

        Common Stock - $.01 Par Value -
        30,000,000 and 10,000,000 shares
        authorized and 6,144,000 shares issued                61,440

        Capital-In-Excess of Par                           1,963,508

        Retained Deficit                                  (1,245,226)
                                                          __________
                                                             779,722

        Less: Cost of Treasury Stock - 2,318,617
        shares held on March 31, 1997                       (196,927)

        Total Shareholders' Equity                           582,795
                                                          __________
                                                    $        606,765
                                                          ==========


                       See Accompanying Notes

           ENVIRONMENTAL MONITORING & TESTING CORPORATION
           STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                             (UNAUDITED)

                      Three Months Ended March 31,  Six Months Ended March 31,
                      1996                   1997   1996                 1997
Contract Revenue      $  42,250    $  72,369        $   125,839    $   171,764
                        _________   ________           ________        _______

Cost and Expenses:
 Direct Contract Cost     19,534      44,003             51,998         96,345
 Indirect Contract Cost   45,345      26,638             97,239         47,662
 Selling, General, and
   Administrative         62,439      23,634            140,474        106,324
 Depreciation             17,223      31,422             41,621         60,489
 (Gain) Loss on Sale of
  Property and Equipment     ---         ---            (63,462)           ---
                       _________    ________           ________      _________

 Total Cost and Expenses 144,541     125,697            267,870        310,820
                       _________   _________           ________      _________

Income (Loss) from
 Operations             (102,291)   (53,328)           (142,031)      (139,056)
                       _________  _________            ________      _________
Other Income (Expenses):
 Loss on Advances
  to Jansko, Inc.           ---    (385,841)               ---        (385,841)
 Interest Income          1,828       1,528              3,364           4,045
 Other, Net               8,537         116              8,861             116
                      _________   _________          _________       _________
 Total Other Income
  (Expenses)             10,365    (384,197)            12,225        (381,680)
                      _________   _________          _________       _________
Net Loss                (91,926)   (437,525)          (129,806)       (520,736)
                      =========   =========          =========       =========
Retained Deficit,
 Beginning of Period (1,153,300)   (676,983)        (1,115,420)       (593,772)
                      _________   _________           ________       _________
Retained Deficit,
 End of Period      $(1,245,226)$(1,114,508)       $(1,245,226)   $ (1,114,508)
                      =========   =========          =========       =========
Earnings (Loss) per
  Common Share      $     (0.02) $    (0.12)       $     (0.03)   $      (0.14)
                      =========   =========          =========       =========

                          See Accompanying Notes

           ENVIRONMENTAL MONITORING & TESTING CORPORATION
                      STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                     Six Months Ended March 31,
                                                     1997                  1996
Cash Flows from Operating Activities:
  Net Income (Loss)                          $    (129,806)       $   (520,736)
  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
   Depreciation                                     41,621              60,489
   (Gain) on Sale of Property & Equipment          (63,462)                ---
   Loss on Advances Receivable from Jansko, Inc.       ---             385,841
   Changes in Certain Assets and Liabilities:
    Accounts Receivable                            162,625              (6,658)
    Other Current Assets                            18,272             (18,293)
    Accounts Payable                               (18,975)             10,319
    Other Current Liabilities                      (21,985)                885
                                                  ________             _______

Net Cash Provided by (used in)
 Operating Activities                              (11,710)            (88,153)
                                                  ________             _______
Cash Flows from Investing Activities:
 Sale of Machinery & Equipment                     135,600                 ---
 Advances made to Jansko, Inc.                         ---             (35,841)
                                                  ________             _______
Net Cash Provided by (used in)
 Investing Activities                              135,600             (35,841)
                                                  ________             ________
Cash Flows from Financing Activities:
 Principal Payments for Borrowings                     ---                 ---
                                                  ________             ________
Net Cash Provided by (used in)
 Financing Activities                                  ---                 ---
                                                  ________             ________
Net Increase in Cash and Cash Equivalents          123,890            (123,994)

Cash and Cash Equivalents, beginning of period      39,795             206,014
                                                  ________             ________
Cash and Cash Equivalents, end of period     $     163,685          $   82,020
                                                  ========             ========
Supplemental Disclosure of Cash Paid:
 Interest                                    $           0          $        0

                       See Accompanying Notes

           ENVIRONMENTAL MONITORING & TESTING CORPORATION
                    NOTES TO FINANCIAL STATEMENTS

1.       Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended September 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1996.

2.       Sales to Major Customer

The Company derived approximately 71 percent and 99 percent of its revenue in the six months ended March 31, 1997 and 1996, respectively, from a single customer, the Savannah River Site, a material processing facility operated for the United States Department of Energy by the Westinghouse Savannah River Company.

3.       Net Income Per Common Share

The Company has common stock equivalents and has used the treasury stock method to calculate the number of equivalent shares. The number of common shares outstanding used in calculating earnings per share were based on the weighted average method, as follows:

                              Six Months Ended           Three Months Ended
                                 March 31,                    March 31,
                              1997        1996           1997          1996
Average shares Outstanding    3,825,383   3,825,383      3,825,383     3,825,383

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

           ENVIRONMENTAL MONITORING & TESTING CORPORATION
              NOTES TO FINANCIAL STATEMENTS (continued)

5.       Loss on Advances to Jansko, Inc.

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

Item 2.  Management's Discussion and Analysis

Six months ended March 31, 1997 vs. 1996

Contract revenue for the six months ended March 31, 1997 decreased 27% over the same period of the prior fiscal year. The decrease is primarily the result of a reduction in releases of work from the Company's largest customer, Westinghouse Savannah River Company. Efforts have been made to perform drilling services for other customers, but these efforts have been thwarted by a general decline in the needs for the drilling services offered by the Company. Direct contract costs have been reduced from 56% to 41% of revenues because of improved cost controls and a change in the composition of services performed.

Indirect contract costs have increased from 28% to 77% of revenues because of the relatively fixed nature of these expenses. In addition, an investment of approximately $36,000 in repairs and maintenance on equipment, including repainting several drill rigs and trucks, was made.

Selling, general and administrative expenses increased because of the addition of a Chief Operating Officer/CFO. This also resulted in reduced accounting expenses. There was also an increase in legal fees toward the defense of the Company in the previously mentioned sexual harassment and defamation suit.

Depreciation expense was reduced because of some equipment becoming fully depreciated and as a result of the sale of two drill rigs in November 1996 resulting in a gain of $63,462.

In the second quarter ended March 31, 1996 the Company recorded a loss on funds advanced to Jansko, Inc. which were made in conjunction with a proposed merger. See Footnote 5 of Notes to Financial Statements.

Three months ended March 31, 1997 vs. 1996

Contract revenues for the three months ended March 31, 1997 decreased 58% over the same period of the prior fiscal year. The decrease is the result in reduction of releases of work from Westinghouse Savannah River Company. This has been partially offset by an increase in revenues from other customers. As previously mentioned, there has been a decline in the need for the drilling services offered by the Company. Management has reduced non-productive personnel and as previously mentioned has upgraded the operating capabilities of the Company's equipment.

Indirect costs and Selling, general and administrative expenses increased in relation to sales because of their relatively fixed nature. As previously mentioned, the Company recorded a loss on funds advanced to Jansko, Inc.
which were made in conjunction with a proposed merger. See Footnote 5 of Notes to Financial Statements.

Liquidity and Capital Resources

During the six month period ended March 31, 1997 the Company generated its working capital requirements through operating activities. The Company's capital expenditures are generally for the replacement of equipment and are being kept to a minimum. The Company continues to perform repairs and maintenance on equipment and therefore does not anticipate any replacement of equipment in the current fiscal year. Although no assurances can be given, management is of the opinion that the working capital is sufficient to meet the Company's anticipated needs during the ensuing twelve months. At March 31, 1997 the Company had working capital of $173,021 and shareholders' equity was $582,795.

The Company has drilling assets that have been fully depreciated or have been depreciated below estimated market value. During the last two years the Company has realized gains on the sale of fixed assets through the disposition of unproductive assets. Although no assurances can be given, management anticipates that this trend will continue. During April and May 1997 the Company realized a gain on the sale of two drill rigs and equipment.
Although no assurances can be given, management believes that the Company has sufficient equipment with which to perform drilling services.

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


Item 5.  Other Information

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


Resignation of Registrant's Director

In a letter dated March 5, 1997 Ms. Rebecca DelMedico resigned as a director of the Company. The Board of Directors accepted Ms. DelMedico's resignation on March 7, 1997 and is currently reviewing prospective directors to fill the term vacated by Ms. DelMedico. This term will expire with the election of directors at the 1997 Annual Shareholders' Meeting in December 1997 or January 1998. Every effort is being made to fill this vacancy by June 30, 1997.

Item 6.  Exhibits and Reports on Form 8-K.

None during the quarter ended March 31, 1997.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      Environmental Monitoring
                        & Testing Corporation
                            (Registrant)


Date: May 7, 1997               By  /s/ George J. Georges
                                    George J. Georges, President and CEO
                                            (Principal Executive Officer)


                                By  /s/ Stephen A. Lassak
                                    Stephen A. Lassak, Vice President and CFO
                                                (Principal Accounting Officer)