Form 10QSB
period 1997-06-30
ENVIRONMENTAL MONITORING & TESTING CORPORATION
filed 1997-07-21
CIK 842919

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended: June 30, 1997
                     Commission File Number 0-18296

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


Title of each class                            Outstanding at July 20, 1997
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
                       BALANCE SHEET (UNAUDITED)

     ASSETS                                           June 30, 1997
     Current Assets:
      Cash                                           $       132,414
      Accounts Receivable                                     35,658
      Other Current Assets                                     9,431
                                                           _________
      Total Current Assets                                   177,503

      Property, Plant, & Equipment                           362,446
                                                           _________
                                                     $       539,949
                                                           =========
     LIABILITIES & STOCKHOLDERS EQUITY
     Current Liabilities:
      Accounts Payable                               $        37,636
      Accrued Expenses                                        20,159
                                                           _________
      Total Current Liabilities                               57,795

      Stockholders' Equity
        Preferred Stock - $.01 Par Value -
        1,000,000 shares authorized, and none
        issued                                                     0

        Common Stock - $.01 Par Value -
        30,000,000 and 10,000,000 shares
        authorized and 6,144,000 shares issued                61,440

        Capital-In-Excess of Par                           1,963,508

        Retained Deficit                                  (1,345,867)
                                                          __________
                                                             679,081

        Less: Cost of Treasury Stock - 2,318,617
        shares held on March 31, 1997                       (196,927)
                                                          __________
        Total Shareholders' Equity                           482,154
                                                          __________
                                                    $        539,949
                                                          ==========


                       See Accompanying Notes

           ENVIRONMENTAL MONITORING & TESTING CORPORATION
           STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                             (UNAUDITED)

                       Six Months Ended March 31,   Nine Months Ended June 30,
                      1997                   1996   1997                 1996
Contract Revenue      $  53,545    $  57,057        $   179,384    $   228,821
                        _________   ________           ________        _______

Cost and Expenses:
 Direct Contract Cost     20,612      27,402             72,610        123,746
 Indirect Contract Cost   35,746      26,550            132,985         74,213
 Selling, General, and
   Administrative         47,654      61,368            187,988        167,692
 Depreciation             13,499      28,234             55,260         88,723
 (Gain) Loss on Sale of
  Property and Equipment (77,411)    (61,189)          (140,873)       (61,189)
                        _________    ________           ________      _________


 Total Cost and Expenses  40,100      82,365            307,970        393,185
                       _________   _________           ________      _________

Income (Loss) from
 Operations               13,444     (25,308)          (128,586)      (164,364)
                       _________   _________           ________      _________
Other Income (Expenses):
 Loss on Advances
  to Jansko, Inc.              0           0                   0      (385,841)
 Settlement of
  Litigation           (131,803)           0            (131,803)            0
 Interest Income          2,174          686               5,537         4,731
 Other, Net              15,554        6,172              24,405         6,288
                      _________    _________           _________     _________
 Total Other Income
  (Expenses)           (114,085)       6,858            (101,861)     (374,822)

                      _________    _________           _________     _________
Net Loss               (100,641)     (18,450)           (230,447)     (539,186)
                      =========    =========           =========     =========
Retained Deficit,
 Beginning of Period (1,245,226)  (1,114,508)         (1,115,420)     (593,772)
                      _________    _________           _________     __________
Retained Deficit,
 End of Period      $(1,345,867) $(1,132,958)        $(1,345,867)  $(1,132,958)
                      =========    =========           =========     =========
Earnings (Loss) per
  Common Share      $     (0.03) $     (0.00)        $     (0.06)   $    (0.14)
                      ==========   =========           =========     =========

                          See Accompanying Notes

           ENVIRONMENTAL MONITORING & TESTING CORPORATION
                      STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                     Nine Months Ended June 30,
                                                     1997                  1996
Cash Flows from Operating Activities:
  Net Income (Loss)                          $    (230,447)       $   (539,186)
  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
   Depreciation                                     55,260              88,723
   (Gain) on Sale of Property & Equipment         (140,873)            (61,189)

   Loss on Advances Receivable from Jansko, Inc.         0             385,841
   Changes in Certain Assets and Liabilities:
    Accounts Receivable                            149,991               9,382
    Other Current Assets                            15,124              (7,614)
    Accounts Payable                                 8,170              (5,242)
    Other Current Liabilities                      (11,305)                707
                                                  ________             _______

Net Cash Provided by (used in)
 Operating Activities                             (154,080)           (128,578)
                                                  ________             _______
Cash Flows from Investing Activities:
 Sale of Machinery & Equipment                     246,699              61,250
 Advances made to Jansko, Inc.                           0             (35,841)
                                                  ________             _______
Net Cash Provided by (used in)
 Investing Activities                              246,699              25,409
                                                  ________             ________
Cash Flows from Financing Activities:
 Principal Payments for Borrowings                       0                   0
                                                  ________             ________
Net Cash Provided by (used in)
 Financing Activities                                    0                   0
                                                  ________             ________
Net Increase in Cash and Cash Equivalents           92,619            (103,169)

Cash and Cash Equivalents, beginning of period      39,795             206,014
                                                  ________             ________
Cash and Cash Equivalents, end of period     $     132,414          $  102,845
                                                  ========             ========
Supplemental Disclosure of Cash Paid:
 Interest                                    $           0          $        0

                       See Accompanying Notes

           ENVIRONMENTAL MONITORING & TESTING CORPORATION
                    NOTES TO FINANCIAL STATEMENTS

1.       Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended September 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1996.

2.       Sales to Major Customer

The Company derived approximately 79 percent and 99 percent of its revenue in the nine months ended June 30, 1997 and 1996, respectively, from a single customer, the Savannah River Site, a material processing facility operated for the United States Department of Energy by the Westinghouse Savannah River Company.

3.       Net Income Per Common Share

The Company has common stock equivalents and has used the treasury stock method to calculate the number of equivalent shares. The number of common shares outstanding used in calculating earnings per share were based on the weighted average method, as follows:

                              Three Months Ended           Nine Months Ended
                                  June 30,                     June 30,
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

In June 1997, the Company agreed to settle this legal action with prejudice for $94,000 in order to minimize the exorbitant costs of litigating these types of claims and to avoid diverting the attentions of the Company's officers from the operations of the Company. The Company did not admit liability and maintains that this action was without merit.

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

Item 2.  Management's Discussion and Analysis

Nine months ended June 30, 1997 vs. 1996

Contract revenue for the nine months ended June 30, 1997 decreased 21% over the same period of the prior fiscal year. The decrease is primarily the result of a reduction in releases of work from the Company's largest customer, Westinghouse Savannah River Company. Efforts have been made to perform drilling services for other customers, but these efforts have been thwarted by a general decline in the needs for the drilling services offered by the Company. Direct contract costs have been reduced from 54% to 40% of revenues because of improved cost controls and a change in the composition of services performed.

Indirect contract costs have increased from 72% to 74% of revenues because of the relatively fixed nature of these expenses. In addition, an investment of approximately $50,000 in repairs and maintenance on equipment, including repainting several drill rigs and trucks, was made.

Selling, general and administrative expenses increased because of the addition of a Chief Operating Officer/CFO. This also resulted in reduced accounting expenses.

Depreciation expense was reduced because of some equipment becoming fully depreciated and as a result of the sale of four drill rigs and equipment during 1997 resulting in a gain of $140,873.

In the second quarter ended March 31, 1996 the Company recorded a loss on funds advanced to Jansko, Inc. which were made in conjunction with a proposed merger. See Footnote 5 of Notes to Financial Statements.

Three months ended June 30, 1997 vs. 1996

Contract revenues for the three months ended June 30, 1997 decreased 6% over the same period of the prior fiscal year. The decrease is the result in reduction of releases of work from Westinghouse Savannah River Company. This has been partially offset by an increase in revenues from other customers. As previously mentioned, there has been a decline in the need for the drilling services offered by the Company. Management has reduced non-productive personnel and as previously mentioned has upgraded the operating capabilities of the Company's equipment.

Indirect costs and Selling, general and administrative expenses increased in relation to sales because of their relatively fixed nature, the reduction of expenses, and the reclassification of legal expenses associated with the sex discrimination and harassment litigation to Other Expense. As previously mentioned, the Company recorded a loss on funds advanced to Jansko, Inc.
which were made in conjunction with a proposed merger. See Footnote 5 of Notes to Financial Statements.

In June 1997, the Company agreed to settle, with prejudice, the legal actions brought by a former employee, for $94,000 in order to minimize the exorbitant costs of litigating these types of claims and to avoid diverting the attentions of the Company's officers from the operations of the Company.

Liquidity and Capital Resources

During the nine month period ended June 30, 1997 the Company generated its working capital requirements through operating activities. The Company's capital expenditures are generally for the replacement of equipment and are being kept to a minimum. The Company continues to perform repairs and maintenance on equipment and therefore does not anticipate any replacement of equipment in the current fiscal year. Although no assurances can be given, management is of the opinion that the working capital is sufficient to meet the Company's anticipated needs during the ensuing twelve months. At June 30, 1997 the Company had working capital of $119,708 and shareholders' equity was $482,154.

The Company has drilling assets that have been fully depreciated or have been depreciated below estimated market value. During the last two years the Company has realized gains on the sale of fixed assets through the disposition of unproductive assets. Although no assurances can be given, management anticipates that this trend will continue. Although no assurances can be given, management believes that the Company has sufficient equipment with which to perform drilling services, and additional equipment is readily available on the open market.

The Company has instituted ongoing programs to minimize any short term shortages of working capital, generate revenue, reduce operating costs and to increase accounts receivable turnover to generate positive cash flow. These programs include the implementation of controls to reduce indirect labor costs, the reduction of management, and the implementation of strict controls over the acquisition of capital assets. All non-productive assets are being identified and evaluated and are being sold when feasible. Although no assurances can be given, the Company believes that these actions will result in adequate liquidity for the fiscal year. In addition the Company may seek other sources of capital. However, the unfavorable operating results may impede the Company's ability to obtain bank financing to meet its working capital needs in the future.


                    Part II.  OTHER INFORMATION


Item 1.  Legal Proceedings

On August 7, 1996 the Company and an officer of the Company were named as defendants in a sexual harassment and defamation suit filed by a former female employee in the United States Districe Court for the District of South Carolina. The suit sought unspecified actual and punitive damages.

In June 1997, the Company agreed to settle this legal action with prejudice for $94,000 in order to minimize the exorbitant costs of litigating these types of claims and to avoid diverting the attentions of the Company's officers from the operations of the Company. The Company did not admit liability and maintains that this action was without merit.

Item 2.  Changes in Securities

During June 1997 the Company agreed to issue a stock grant of 150,000 shares of restricted common stock to Mr. Stephen A. Lassak for rejoining the Company in 1996 and becoming President and Chief Operating Officer as of June 13, 1997. The expense associated with the grant was recorded in the quarter ended June 30, 1997, and the shares will be issued in August 1997.

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

The Company did not merge with Jansko, Inc., and on May 1, 1996 Mr. George J. Georges, the Company's President and CEO at the time, filed a petition in the Federal District Court of Fort Lauderdale, Florida to move Jansko, Inc., into Chapter 7 Liquidation of the Bankruptcy Act and its Amendments. On May 23, 1996 an Order For Relief was entered by the United States Bankruptcy Court, Southern District of Florida in Fort Lauderdale, Florida. As a result of these events and uncertainty of any recovery, the Company recorded a loss during the quarter ended March 31, 1996 on all advances and loans to Jansko, Inc.

A majority shareholder of the Company has filed various lawsuits against certain officers and directors of Jansko, Inc. and related parties on behalf of the Company and other parties seeking restitution of funds advanced. There can be no assurances that this litigation will result in any recovery, as such no recovery has been recorded by the Company.


Election of Registrant's Director

In a letter dated March 5, 1997 Ms. Rebecca DelMedico resigned as a director of the Company. The Board of Directors accepted Ms. DelMedico's resignation on March 7, 1997. On June 13, 1997 Mr. Michael Camino, DDS was elected to the Board of Directors to fill the seat vacated by Ms. DelMedico. Dr. Camino's term will expire with the election of directors at the 1997 Annual Shareholders' Meeting in December 1997 or January 1998.

Future Planning

There currently is a general slowdown in the need for drilling services and lack of the work available at the Savannah River Site. The Company is aggressively investigating relationships with and investments in other companies that will enhance shareholders' value. There can be no assurances that these efforts will be successful.

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



                      Environmental Monitoring
                        & Testing Corporation
                            (Registrant)


Date: July 21, 1997             By  /s/ George J. Georges
                                         George J. Georges, President and CEO
                                                 (Principal Executive Officer)


                                By  /s/ Stephen A. Lassak
                                    Stephen A. Lassak, Vice President and CFO
                                                (Principal Accounting Officer)