Form 10KSB
period 1997-09-30
ENVIRONMENTAL MONITORING & TESTING CORPORATION
filed 1998-01-12
CIK 842919

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON D.C.  20549

                              FORM 10-KSB

                ANNUAL REPORT UNDER SECTION 13 or 15 (D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal Year Ended September 30, 1997
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

Indicated by check mark whether the registrant (1) has filed all report required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No___

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Company's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

Registrant's revenues for the year ended September 30, 1997 its most recent fiscal year were $274,092.

The aggregate market value of the registrant's common stock held by non-affiliates as of November 30, 1997 was approximately $67,015. The number of shares of the registrant's common stock outstanding as of November 30, 1997 was 3,975,383.

Documents Incorporated by Reference: Definitive Proxy Statement for 1997 Annual Meeting of Shareholders Incorporated into Part II and Part III of Form 10-KSB and See Exhibit Index.

                           Page 1 of 26 Pages

                        Exhibit Index at Page 25

                            TABLE OF CONTENTS

                                PART I

                                                                   Page

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . .3

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . .6

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .7

Item 4.   Submission of Matters to a Vote of Security Holders. . . . .8


                             PART II

Item 5.   Market for Common Equity & Related Stockholder Matters . . .8

Item 6.   Management's Discussion & Analysis or Plan of Operation. . .9

Item 7.   Financial Statements. . . . . . . . . . . . . . . . . . . .12

Item 8.   Changes in & Disagreements with Accountants on
          Accounting & Financial Disclosure . . . . . . . . . . . . .24


                             PART III

Item 9.   Directors & Executives Officers, Promoters and Control
          Persons; Compliance With Section 16(a)of the Exchange Act .24

Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . 24

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management . . . . . . . . . . . . . . . . . . . . . . . . 24

Item 12.  Certain Relationships & Related Transactions . . . . . . . 24


                             PART IV

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 25

                             PART I
Item 1.   Business

Introduction
Environmental Monitoring & Testing Corporation (the "Company") is a diversified drilling company specializing in environmental drilling, industrial water wells, recovery wells as related to environmental requirements, construction drilling and core drilling.

The Company is classified as a special trade contractor within the c onstruction industry. However, the Company is most often a subcontractor rather than a prime or general contractor.

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

The majority of the drilling services provided by the Company are to facilitate the testing of ground water and related soil conditions. A contract generally involves drilling a predetermined number of wells at various points around a job site as identified by the customer. A job site is usually under the control of a hydrologic or geologic engineering department of the customer requiring such work. Wells drilled for the purpose of testing ground water are typically relatively shallow, averaging approximately 50 to 200 feet in depth. The time spent at a job site is more a reflection of the decontamination procedures and sampling requirements, rather than the depth of the wells. Since most jobs must be completed within a specific time period, the Company must provide as many drilling rigs as necessary to drill the required number of wells within that time. Also, conditions may require having two types of drilling rigs on a project: an auger drilling rig to drill through the softer overburden and a rotary or hammer drilling rig for rock. As a result, the Company is limited in the number of jobs which it can perform simultaneously. The Company believes however, that it possesses an advantage over the smaller competitors because of the number of rigs it owns.

The Company does not store or haul hazardous wastes. If containment, collection and removal of development water, drilling mud, drill cuttings and other hazardous waste is required, the Company places that waste in drums which Company employees move to on-site storage areas. Thereafter, the supervising engineer of the customer or other responsible party arranges for hauling and disposal by an appropriate waste disposal and transportation firm.

Seasonal Effect
Although the Company's operations are not seasonal, the Company does experience some loss of operational time due to occasional inclement weather and less favorable ground conditions.

Working Capital
Since the Company is generally a subcontractor, it is usually not paid upon completion of its work, but only after the prime or general contractor is paid. This means that the Company must maintain adequate cash to support its operations for a period of approximately two to three months.
See Item 6.  "Management's Discussion and Analysis".

Customers
Westinghouse Savannah River Company (WSRC) is a significant customer of the Company. The Savannah River Site (Site) is a Department of Energy material processing facility and because of the nature of its operations, it requires constant environmental assessment of ground water contamination. One of the methods of performing this assessment is through the installation of environmental monitoring wells. The WSRC Site is located approximately one mile from the Company's home office in New Ellenton, South Carolina.

The Company derived approximately 85 percent and 98 percent of its revenue in the fiscal years ended September 30, 1997 and 1996, respectively, from WSRC pursuant to its contracts for drilling services at the Site. On
August 23, l996 the Company entered into a new contract with WSRC, which allocates $1.7 million to be used for environmental drilling on the Site.
The period of performance is October 1, 1996 to October 1, 1998. The unit price paid for labor under this contract is fixed and the unit price for materials can be renegotiated by the Company, at the end of one year. This contract with WSRC gives the Company the right to perform environmental drilling at the Site on an as needed basis; however the dollar amount of this contract is not binding or enforceable by the Company but is a framework for releases of job orders. There can be no assurances that the work to be performed by the Company will be equal to the $1.7 million contract.

The minority of the Company's revenues are generated from other engineering and/or consulting firms responsible for evaluating the environmental concerns of their clients. The Company is engaged by such engineering or consulting firms because of their familiarity with the Company and its reputation and prior performance record. Services are generally performed through contracts obtained through competitive bidding. The Company is aggressively pursuing c ontracts other than those with WSRC.

The Company has reduced its scope of operations but is striving to diversify and market to customers other than WSRC. The Company is licensed to perform drilling services in three states. The Company would like to perform drilling services in other states as opportunities arise and on a very selective basis, though there can be no assurances that such diversification and expansion will be achieved.

Backlog
As of November 30, 1997 the backlog of signed and verbal contracts totaled approximately $80,000, of which 80% is attributable to the Site. Generally the backlog of signed and verbal contracts are not canceled, though there can be no assurances that such cancellations will not occur. This work is in progress or scheduled to be substantially completed by the end of December 1997. Since most of the Company's work (except for the WSRC contract) is of short to medium duration and awarded with little advance notice, the backlog of signed contracts at any given time is generally not representative of how well the Company is doing or will do over any particular time period.

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

Employees
As of November 30, 1997 the Company employed a total of 10 employees. See Item 1. "Business-Introduction".

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

In November, 1996 the Company's management identified four drill rigs that were to be liquidated. During 1997, the Company sold these four drill rigs and tooling. As equipment is sold the proceeds have been used enhance working capital. The Company does not consider this equipment to be materially important to its operation since suitable equipment is available. See Item 6. "Management's Discussion & Analysis" and Item 7. "Financial Statements".

The Company uses approximately four drilling rigs, including one auger rig and three rotary rigs. The Company also owns one pump pulling or service rig. Additionally, the Company owns adequate support equipment such as water trucks, steam cleaners, compressors, emergency trailers and safety equipment. The Company operates a vehicle service facility, a welding shop, a paint shop and a machine shop on the New Ellenton property, which enable the Company to modify, rebuild and maintain its vehicles, drilling rigs and related equipment. From time to time the Company may sell equipment if it believes the equipment is not required.


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

In June 1997, the Company agreed to settle this legal action with prejudice for a total cost of $131,755 which included the settlement plus legal expenses. This action was taken in order to minimize the exorbitant costs of litigating these types of claims and to avoid diverting the attentions of the Company's officers from the operations of the Company. The Company did not admit liability and maintains that this action was without merit.


Item 4.   Submission of Matters to a Vote of Security Holders

None during the quarter ended September 30, 1997.


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

Shares of the Company's Common Stock $.01 par value.

The high and low bid quotations for the Company's securities as reported by the Over the Counter Bulletin Board are set forth below. The prices set forth below are not necessarily indicative of the depth of the trading market in each of the Company's Securities

                      Bid Prices (1)
Common Stock                       High           Low
First Quarter Ending  12/31/96     $  1/8         $  1/16
Second Quarter Ending  3/31/97     $  1/8         $  1/16
Third Quarter Ending   6/30/97     $  1/8         $  1/16
Fourth Quarter Ending  9/30/97     $  1/8         $  1/16

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

As of September 30, 1997 there were approximately 125 shareholders of record of the Company's common stock. The Company believes that there are in excess of 250 beneficial owners of the common stocks.

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

Item 6.   Management's Discussion and Analysis or Plan of Operation

Results of Operations
During fiscal year 1996, the Company continued the realignment of its operations which was started in 1993 and re-focused the deployment and evaluation of all its productive assets and reduced employees. The Company has continued its aggressive program of selling unproductive assets. During the year the Company sold four drilling rigs and various tooling. These asset sales resulted in a gain on sale of assets and an increase of positive cash flow of $246,700. See Item 1. "Business-Introduction" , Item 2 "Properties" and Item 7. "Financial Statements".

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

The Company has suffered recurring losses from operations which raise substantial doubt about its ability to continue as a going concern.

Comparison of Fiscal Years 1997 and 1996
Contract revenue decreased approximately $160,000 or 37% in 1997 as compared to 1996. The Company believes the declines in the revenue have been affected by four factors: 1) Interruption of Federal and State funding for environmental work resulting from concerns over the economy and a very conservative political climate relative to environmental issues; 2) tight money supply and recessionary pressures to reduce environmental expenditures;
3) increased competition in the geographic areas serviced by the Company.

Direct contract costs decreased $97,000 or 45%, and decreased 6.5% of revenue for the year ended September 30, 1997. Of this $79,000 represents decreases related to the decrease in revenues and are attributable to the following: material costs decreased $8,000 and direct labor and travel related expenses decreased $5,000 . Other costs decreased $5,000.

Indirect contract costs increased $43,000 or 36% and increased 32% as a percent of revenue for the year ended September 30, 1997. The percentage increase was a result of an increase in indirect labor for expenses incurred to maintain a core drilling staff and expenses for repairing and refurbishing equipment.

Selling, general and administrative expenses increased $32,000 or 17% and increased 38% as a percent of revenue for the year ended September 30, 1997. Salaries increased $46,000 because of the addition of another executive officer. The percentage increase is also a result of fixed administrative expenses being compared to reduced revenues in 1997.

Depreciation expense decreased $54,000 because of the sale of drilling equipment and drill rigs and as a direct result of the age of certain equipment. See Item 7. "Financial Statements".

Property, plant and equipment with a cost basis of $583,707 and a net book value of $105,827 was sold with cash proceeds of $247,600 being realized. The amounts of the gains are recorded as a gain on the sale of machinery and equipment. Miscellaneous equipment and supplies were sold with proceeds of $9,000 being realized and a partial recovery of $15,000 on a previously uncollectible note. These were both recorded as other income.

Interest income is a result of the investment of cash in short term treasury instruments.

The income tax benefit (expense) is a result of the statutory rates of federal income taxes and alternative minimum tax. The Company has taken a very conservative approach and has not recorded any deferred tax benefits
associated with the net operating loss carry forwards.   There currently are
net operating carry overs for federal income tax purposes of approximately $1,538,000 and $1,538,000 for state income tax purposes . See Item 7. "Financial Statements".

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

Liquidity and Capital Resources
For fiscal 1997 and 1996, the Company generated its working capital and capital expenditure requirements through sales of excess equipment. The Company's capital expenditures are generally needed for the replacement of equipment and the Company believes that its liquidity is sufficient to handle such replacement. At September 30, 1997, the Company had working capital of $96,600 and a current ratio of 3.5 to 1. At September 30, 1997, the total indebtedness aggregated $39,000 and shareholders' equity was $450,175. At September 30, 1997 the debt to equity ratio was .09 to 1.

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

Capital expenditures were not incurred in 1997 and 1996. At present, the Company has adequate levels of property and equipment to operate its business and is continuing to evaluate equipment requirements. See Item 7. "Financial Statements".

The Company has incurred a net loss of approximately $272,000 in 1997. Over the last few years sales, working capital, and shareholders' equity have declined due to a weakness in the demand for services provided by the Company. The Company has been able to survive by selling excess equipment. In 1997 it had tooling and equipment sales of $255,000. As of September 30, 1997, the Company does not have significant excess equipment to sell to generate adequate working capital. Although the Company has positive working capital of $97,000 and shareholders equity of $450,000 and has been able to meet its obligations in the normal course of business, if the Company does not obtain sufficient sales to achieve profitable operating results, the Company may not be able to meet its obligations in the future. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. The company's ability to continue as a going concern depends upon successfully achieving profitable operations and raising sufficient working capital. Due to the weakness in the demand for services the Company provides, it must diversify and pursue profitable acquisitions or mergers.

Item 7.   Financial Statements


                              INDEX

                                                                     Page

Reports of Sweeney, Gates & Co.  Independent Auditors. . . . . . . . . 13

Balance Sheet as of September 30, 1997 . . . . . . . . . . . . . . . . 14

Statement of Operations for Years Ended September 30, 1997 and 1996. . 15

Statement of Changes in Stockholders' Equity for Years Ended
September 30, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . . 16

Statement of Cash Flows for Years Ended September 30, 1997 and 1996. . 17

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

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


Board of Directors
Environmental Monitoring &
 Testing Corporation
New Ellenton, South Carolina


We have audited the accompanying balance sheet of Environmental Monitoring & Testing Corporation as of September 30, 1997, and the related statements of operations, changes in stockholders' equity and cash flow for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the September 30, 1997 financial statements referred to above present fairly, in all material respects, the financial position of Environmental Monitoring & Testing Corporation as of September 30, 1996 the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   Sweeney, Gates & Co.

Fort Lauderdale, Florida
October 17, 1997

                  ENVIRONMENTAL MONITORING & TESTING CORPORATION

                               BALANCE SHEET
                            SEPTEMBER 30, 1997

ASSETS
Current assets:
   Cash and cash equivalents                         $   42,756
   Accounts receivable                                   87,507
   Inventories                                            2,500
   Other current assets                                   2,700
                                                      _________

      Total current assets                              135,463

Property, plant and equipment, net                      353,544
                                                      _________
                                                     $  489,007

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                  $   22,038
   Accrued expenses                                      16,794
      Total current liabilities                          38,832

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares
     authorized and none issued
   Common stock, $.01 par value, 30,000,000 shares
     authorized and 6,144,000 shares issued               61,440
   Capital-in-excess of par                            1,972,883
   Accumulated deficit                                (1,387,221)
                                                      __________
                                                         647,102
Less: Cost of treasury stock, 2,168,617
   shares held at September 30, 1997                    (196,927)
      Total stockholders' equity                         450,175
                                                      __________
                                                    $    489,007

The accompanying notes are an integral part of these financial statements.

          ENVIRONMENTAL MONITORING & TESTING CORPORATION

                     STATEMENT OF OPERATIONS
             YEARS ENDED SEPTEMBER 30, 1997 AND 1996

                                                     1997         1996
                                                     ____         ____

Contract revenue                                     $ 274,092    $ 433,781
                                                     _________    _________
Contract costs and expenses:
   Direct contract cost                                118,217      214,988
   Indirect contract cost                              161,692      118,714
   Selling, general and administrative expenses        235,259      193,646
   Depreciation                                         64,161      118,159
   (Gain) on sale of machinery and equipment          (140,873)     (61,689)
                                                     _________    _________
      Total contract costs and expenses                438,456      583,818

Loss from operations                                  (164,364)    (150,037)
                                                     _________    _________
Other income (expenses):
   Interest income                                       6,571        5,202
   Settlement of litigation                           (131,755)
   Loss on advances to Jansko, Inc.                          -     (385,841)
   Other, net                                           17,747        9,028
                                                     _________    _________
      Total other income (expenses)                   (107,437)    (371,611)
                                                     _________    _________

Net (loss) before income taxes                        (271,801)    (521,648)

Income taxes                                                 -            -
                                                     _________    _________

      Net loss                                       $(271,801)   $(521,648)
                                                     =========    =========
      Net loss per common share                      $   (0.07)   $   (0.14)
                                                     =========    =========
Weighted average common shares outstanding           3,828,260    3,825,383
                                                     =========    =========

The accompanying notes are an integral part of these financial statements.


              ENVIRONMENTAL MONITORING & TESTING CORPORATION

               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED SEPTEMBER 30, 1997 AND 1996

                                                              Capital
                        Common              Treasury          in excess  Retained
                    Shares    Amount   Shares      Amount     of par     (Deficit)   Total
                    ______    ______   ______      ______     __________ _________   _____
Balance,
September 30, 1995  6,144,000 $ 61,440 (2,318,617) $(196,927) $1,963,508 $ (593,772) $1,234,249

Net (loss)                  -        -          -          -           -   (521,648)  (521,648)
                    _________  ________ _________  _________   _________  _________   ________

Balance,
September 30, 1996  6,144,000   61,440 (2,318,617)  (196,927)  1,963,508 (1,115,420)   712,601

Issuance of common stock
  to employees                            150,000                  9,375                 9,375

Net (loss)                 -         -          -          -           -   (271,801)  (271,801)
                   _________  _________ _________  _________   _________ __________   ________

Balance,
September 30, 1997 6,144,000 $  61,440 (2,168,617) $(196,927) $1,972,883$(1,387,221) $ 450,175
                   ========= =========  =========  =========  ==========  ========== =========

The accompanying notes are an integral part of these financial statements.


          ENVIRONMENTAL MONITORING & TESTING CORPORATION

                     STATEMENT OF CASH FLOWS
             YEARS ENDED SEPTEMBER 30, 1997 AND 1996

                                                     1997          1996
                                                     ____          ____

Cash flows from operating activities:
  Net (loss)                                         $ (271,801)   $ (521,648)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                         64,161       118,159
    Gain from sale of machinery and equipment          (140,873)      (61,689)
    Issuance of common stock for services                 9,375             -
    Losses on advances from Jansko, Inc.                      -       385,841
  Changes in certain assets and liabilities:
    Inventories                                           1,500         1,000
    Accounts receivable                                  98,142      (136,643)
    Other current assets                                 21,855       (16,880)
    Accounts payable                                    (11,428)       19,159
    Other current liabilities                           (14,670        20,573
                                                     __________    __________
Net cash used in operating activities                  (243,739      (192,128)
                                                     __________    __________
Cash flows from investing activities:
   Sale of machinery and equipment                      246,700        61,750
   Advances made to Jansko, Inc.                                      (35,841)
                                                     __________    __________

Net cash used in investing activities                   246,700        25,909
                                                     __________    __________

Net increase in cash and cash equivalents                 2,961      (166,219)
Cash and cash equivalents, beginning of period           39,795       206,014
                                                     __________    __________

Cash and cash equivalents, end of period             $   42,756    $   39,795
                                                     ==========    ==========
Supplemental disclosure :
   Issuance of common stock for services             $    9,375    $        -
                                                     ==========    ==========

The accompanying notes are an integral part of these financial statements.


          ENVIRONMENTAL MONITORING & TESTING CORPORATION

                  NOTES TO FINANCIAL STATEMENTS


1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Environmental Monitoring & Testing Corporation (the "Company") is a Delaware corporation, incorporated on May 10, 1988. The Company is engaged in the business of drilling wells, primarily for the purpose of environmental monitoring and testing principally in South Carolina and Georgia.

Cash equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts receivable

Accounts receivable are reported at their net realizable value. An allowance for doubtful accounts is recognized when the Company does not expect to collect the full amount of its accounts receivable. The Company considers accounts receivable to be fully collectible at September 30, 1997.

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

Recoverability of long-lived assets

The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company is not aware of any events or circumstances which indicate the existence of an impairment which would be material to the Company's financial statements.

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

Loss Per Share

Net losses per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the periods.


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


3.     GOING CONCERN CONSIDERATIONS AND MANAGEMENT'S PLANS

The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. However, as disclosed in the financial statements, the Company has incurred a net loss of approximately $272,000 in fiscal year 1997. The 1997 loss from operations was $164,364 and sales were $274,000. Over the last few years sales, working capital, and shareholders' equity have declined due to a weakness in the demand for services provided by the Company. The Company has been able to survive by selling excess equipment. In 1997 it had tooling and equipment sales of $255,000. As of September 30, 1997, the Company does not have significant excess equipment to sell in the future in order to generate adequate working capital. Although the Company has positive working capital of $97,000 and shareholders equity of $450,000 and has been able to meet its obligations in the normal course of business, if the Company does not obtain sufficient sales to achieve profitable operating results, the Company may not be able to meet its obligations in the future. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

The company's ability to continue as a going concern depends upon successfully achieving profitable operations and raising sufficient working capital. Due to the weakness in the demand for services the Company provides, it must diversify and pursue profitable acquisitions or mergers.

4.     PROPERTY, PLANT AND EQUIPMENT

At September 30, 1997, property, plant and equipment consisted of the following:

                                                                 Useful Lives
                                                                     Years
                                                                 ____________
Land                                       $   109,617
Buildings and improvements                     304,958                 30
Drilling equipment and vehicles                410,603               2 - 7
Furniture and fixtures                           9,460               3 - 5
                                           ___________
                                               834,638
Less accumulated depreciation                 (481,094)
                                           ___________
Property, plant and equipment, net         $   353,544
                                           ===========

5.     LEASES

The Company rents equipment on an as needed basis for terms of one day to several months. The Company also leased one vehicle under an operating lease arrangement which expired in 1997. Rent expense for the years ended September 30, 1997 and 1996, was approximately $3,900 and $9,392 respectively.


6.     STOCK OPTION PLANS

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

As of September 30, 1997, there were no options issued under the plan.


7.     INCOME TAXES

The Company accounts for income taxes according to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes".

The net deferred tax asset (liability) in the accompanying balance sheet as of September 30, 1997 includes deferred tax assets and liabilities attributable to the following items:

Deferred tax assets (liability):
  Accrual to cash basis of accounting                 $   (16,977)
  Depreciation                                            (10,659)
  Investment credit carry forwards                          6,933
  Net operating loss carry forwards                       584,455
                                                      ___________
  Net deferred tax asset (liability)                      563,752
  Valuation allowance for deferred tax assets            (563,752)
                                                      ___________
  Net deferred asset tax (liability)                  $         0
                                                      ===========

As of September 30, 1997, the Company had available a cumulative federal net operating loss carry forward of approximately $1,538,000 which expires as follows: $198,000 in 2005, $407,000 in 2006, $394,000 in 2007, $539,000 in
2008, and a capital loss carryover of approximately $24,000 which expires in 2000. The use of loss carry forwards may result in the payment of alternative minimum tax. In addition, the Company has available an investment tax credit carry forward of $6,933 which expires in 2002.


8.     STOCKHOLDERS' EQUITY

In September 1997 stock awards for 150,000 shares of restricted common stock of the Company were authorized by the Board of Directors and awarded to an officer and director of the Company. The restricted common shares issued resulted in a $9,375 charge against current period income.


9.     OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT

The Company's financial instruments subject to credit risk are primarily trade accounts receivable. Generally, the Company does not require collateral or other security to support customer receivables. The Company derived pproximately 85 percent and 98 percent of its revenue in the years ended September 30, 1997 and 1996, respectively, from a single customer, the Westinghouse Savannah River Company, a material processing facility owned by the United States Department of Energy.


10.  COMMITMENTS AND CONTINGENCIES

On August 7, 1996 the Company and an officer of the Company were named as defendants in a sexual harassment and defamation suit filed by a former female employee in the United States District Court for the District of South Carolina. The suit sought unspecified actual and punitive damages.

In June 1997, the Company agreed to settle this legal action with prejudice for a total cost of $131,755 which included the settlement plus legal expenses. This action was taken in order to minimize the exorbitant costs of litigating these types of claims and to avoid diverting the attentions of the Company's officers from the operations of the Company. The Company did not admit liability and maintains that this action was without merit.


Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

None



                             PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act

Directors, Executive Officers, Promoters and Control Persons
The information requested by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14C no later than 120 days after the Company's fiscal year end.

Compliance With Section 16(a) of the Exchange Act
To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations from reporting persons that no reports were required for those persons, during the fiscal year ended September 30, 1997.


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

Related Party Transactions
The information requested by this item is hereby incorporated by reference from the Company's definitive proxy statement and supplement thereto to be filed pursuant to Regulation 14C no later than 120 days after the Company's fiscal year end.

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

Exhibit No.            Description

 3.I                   Articles of Incorporation of the Company**

 3.ii                  By-laws of the Company**

 4                     Specimen Share Certificate*

 22                    Published report regarding matters submitted to vote -
                       Definitive Proxy

* Incorporated by reference to registrant's Amendment No. 2 to Registration Statement on Form S-18 as filed on January 25, 1989.

**    Incorporated by reference to the registrant's Registration Statement on
Form S-18 as filed November 16, 1989.

(b) Reports on Form 8-K in the Fourth quarter of fiscal year 1997:  None

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

           Environmental Monitoring & Testing Corporation

Date December 29, 1997                    By /s/George J. Georges
                                          George J. Georges, Chairman,
                                          President and CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                      Capacity                 Date

/s/ George J. Georges          Chairman, President,     December 29, 1997
George J. Georges              Chief Executive Officer
                               and Director

/s/ Michael Camino             Director                 December 29, 1997
Michael Camino