Form 10QSB
period 1997-12-31
ENVIRONMENTAL MONITORING & TESTING CORPORATION
filed 1998-02-12
CIK 842919

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: December 31, 1997
                   Commission File Number 0-18296

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
                 Yes     X     No


Title of each class              Outstanding at January 31, 1998
  Common stock,                               3,975,383
  par value $0.01

Transitional Small Business Disclosure Format (Check one)
                    Yes            No      X

                   PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Unaudited financial statements for the quarter ended December 31, 1997 are provided on the four following pages.



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


ASSETS                                    December 31,
                                             1997

Current Assets:
   Cash                               $      39,553
   Accounts Receivable                      176,313
   Inventories                                3,400
   Other Current Assets                       2,400
   Total Current Assets                     221,666
Property, Plant, & Equipment                345,447
                                      $     567,113

LIABILITIES & STOCKHOLDERS
EQUITY
Current Liabilities:
   Accounts Payable                   $      29,711
   Accrued Expenses                          21,906
      Total Current Liabilities              51,617

Stockholders' Equity
   Preferred Stock - $.01 Par Value -
   1,000,000 shares authorized, and none
   issued                                         0
   Common Stock - $.01 Par Value -
   30,000,000 and 10,000,000 shares
   authorized and 6,144,000 shares issued    61,440
   Capital-In-Excess of Par               1,972,883
   Retained Earnings                     (1,321,900)
                                            712,423
   Less: Cost of Treasury Stock-2,318,617
   shares held on December 31, 1996        (196,927)
           Total Shareholders' Equity       515,496
                                      $     567,113

See Accompanying Notes


                   ENVIRONMENTAL MONITORING & TESTING CORPORATION
                   STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)

                                      Three Months Ended
                                         December 31,
                                  1997                1996

Contract Revenue           $     265,578        $     83,589

Cost and Expenses:
 Direct Contract Cost            106,599              32,465
 Indirect Contract Cost           28,855              51,894
 Selling, General, and
   Administrative                 58,163              78,035
 Depreciation                      8,097              24,397
 (Gain) Loss on Sale of
   Property and Equipment           (300)            (63,462)

   Total Cost and Expenses       201,414             123,329

Income (Loss) from Operations     64,164             (39,740)

Other Income (Expenses):
  Interest Income Net                611               1,535
  Other, Net                         546                 325

  Total Other Income               1,157               1,860

Net Income (Loss)                 65,321             (37,880)

Retained Deficit,
  Beginning of Period         (1,387,221)         (1,115,420)

Retained Deficit,
  End of Period            $  (1,321,900)       $ (1,153,300)

Earnings (Loss) per
  Common Share             $        0.02        $      (0.01)


See Accompanying Notes

                   ENVIRONMENTAL MONITORING & TESTING CORPORATION
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                              Three Months Ended December 31,
                                     1997               1996

Cash Flows from Operating Activities:
  Net Income (Loss)             $   65,321          $   (37,880)
  Adjustments to Reconcile
      Net Income to Net Cash
  Provided by Operating Activities:
   Depreciation                      8,097               24,397
   (Gain) on Sale of
       Property & Equipment           (300)             (63,462)
   Changes in Certain Assets
       and Liabilities:
     Accounts Receivable           (88,806)             154,714
     Other Current Assets             (600)              12,502
     Accounts Payable                7,673              (24,792)
     Other Current Liabilities       5,112              (24,992)

Net Cash Provided by (used in)
       Operating Activities         (3,503)              40,487

Cash Flows from Investing Activities:
  Sale of Machinery & Equipment        300              135,600

Net Cash Provided by (used in)
       Investing Activities            300              135,600

Cash Flows from Financing Activities:
  Principal Payments for Borrowings      0                    0

Net Cash Provided by (used in)
       Financing Activities              0                    0

Net Increase (Decrease) in
       Cash and Cash Equivalents    (3,203)             176,087

Cash and Cash Equivalents,
       Beginning of period          42,756               39,795

Cash and Cash Equivalents,
       End of period            $   39,553          $   215,882

Supplemental Disclosure of
       Cash Paid:
  Interest                      $        0          $         0


See Accompanying Notes

                ENVIRONMENTAL MONITORING & TESTING CORPORATION
                      NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- QSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1997, are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1997.

2.  Sales to Major Customer

The Company derived approximately 95 percent and 92 percent of its revenue in the three months ended December 31, 1997 and 1996, respectively, from a single customer, the Savannah River Site, a material processing facility operated for the United States Department of Energy by the Westinghouse Savannah River Company.

3.  Earnings Per Share

The Company has adopted Financial Accounting Standards No. 128, Earnings per Share, effective October 1, 1997. FASB 128 requires presentation of the earnings per share on a basic and diluted earnings per share. Since the Company does not have any potentially dilutive securities outstanding, only basic earnings per share is presented. Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Restatement of the prior period for this pronouncement did not have any effect on the earnings per share amount.


                            Three Months Ended December 31,
                            1997               1996

Average shares outstanding  3,975,383          3,825,383


4.  Going Concern Considerations and Management's Plans

The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. However, as disclosed in the financial statements, the Company had incurred a net loss of approximately $272,000 in fiscal year 1997. The 1997 loss from operations was $164,364 and sales were $274,000. Over the last few years sales, working capital, and shareholders' equity have declined due to a weakness in the demand for services provided by the Company. The Company has been able to survive by selling excess equipment. In 1997 it had tooling and equipment sales of $255,000.

As of December 31, 1997, the Company does not have significant excess equipment to sell in the future in order to generate adequate working capital. Although the Company has positive working capital of $170,049 and shareholders equity of $515,496 and has been able to meet its obligations in the normal course of business, if the Company does not continue to obtain sufficient sales to achieve profitable operating results, the Company may not be able to meet its obligations in the future. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

The company's ability to continue as a going concern depends upon success-fully achieving profitable operations and raising sufficient working capital.
Due to periodic weakness in the demand for services the Company provides, it must diversify and pursue profitable acquisitions or mergers.


Item 2.  Management's Discussion and Analysis

Three months ended December 31, 1997 vs. 1996

Contract revenue for the three months ended December 31, 1997 increased approximately 318% over the same period of the prior fiscal year. The increase is a result of an increase in drilling services at its major customer, Westinghouse Savannah River Company. Management, in an effort to continue profitability, has reduced non-productive personnel. Indirect costs and selling, general and administrative costs decreased in relation to sales due to the significant increase in revenues. The Company had realized gains on sales or property and equipment of $63,462 in the same period of the prior year. The net income for the three months ended December 31, 1997 was $65,321 as compared to a net loss of $37,880 incurred in the same period of the previous year.

The Company has adopted FASB 109 Accounting for Income Taxes, and conse-quently is not required to record any tax expense due to its utilization of its net operating loss carry forwards. Therefore, no income tax expense or benefit is recorded in the three month period ending December 31, 1997 and 1996.

Liquidity and Capital Resources

During the three month period ended December 31, 1997, the Company generated its working capital requirements through operating activities. The Company's capital expenditures are generally for the replacement of equipment and are being kept to a minimum. The Company continues to perform repairs and maintenance on equipment and therefore does not anticipate any replacement of equipment in the current fiscal year. Although no assurances can be given, management is of the opinion that the working capital is sufficient to meet the Company's anticipated needs during the ensuing twelve months. At
December 31, 1997 the Company had working capital of $170,049, acurrent ratio of 4.29:1, a debt to equity ratio of .1:1, and shareholders' equity of $515,496.

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

Several factors raise substantial doubt as to the ability of the Company to continue as a going concern. The Company's ability to continue as a going concern depends upon successfully achieving continued profitable operations and raising sufficient working capital. See Item 1. "Financial Statements, Notes to Financial Statement Note 4."

                     Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

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


Item 5.  Other Information

On December 3, 1997 Mr. Stephen A. Lassak, President and CFO, resigned as an officer and director of the Company. He submitted his resignation in a letter to the Board of Directors on December 15, 1997. Mr. Georges assumed the respon-sibilities of President and a replacement director has not been elected to the Board of Directors of the Company as of this filing.

On February 9, 1998 the Registrant dismissed the firm of Sweeney, Gates & Co.
as its independent auditor replacing them with Margolies, Fink and Wichrowski. A
Form 8-K will be filed with the Securities and Exchange Commission relative to this change.


Item 6.  Exhibits and Reports on Form 8-K.

None during the quarter ended December 31, 1997.


                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned,hereunto duly authorized.



                      Environmental Monitoring
                        & Testing Corporation
                            (Registrant)


Date: February 7, 1998                 By  /s/ George J. Georges
                                       George J. Georges, President and CEO
                                       (Principal Executive Officer)
