Form 10QSB
period 1998-03-31
ENVIRONMENTAL MONITORING & TESTING CORPORATION
filed 1998-05-08
CIK 842919

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended: March 31, 1998
                   Commission File Number 0-18296

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


Title of each class                             Outstanding at March 31, 1998
  Common stock,                                             3,975,383
  par value $0.01

Transitional Small Business Disclosure Format (Check one) Yes_____ No__X__


PART I.  FINANCIAL INFORMATION


         Item 1.  Financial Statements

Unaudited financial statements for the quarter ended March 31, 1998 are provided on the five following pages.



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
                            (UNAUDITED)


ASSETS                              March 31, 1998
Current Assets:
  Cash                              $  80,379
  Accounts Receivable                 123,601
  Other Current Assets                 10,000
    Total Current Assets              213,980
  Property, Plant, & Equipment        337,351
                                    _________
                                    $ 551,331
                                    =========

LIABILITIES & STOCKHOLDERS
  EQUITY
Current Liabilities:
  Accounts Payable                  $   6,925
  Accrued Expenses                     21,700
                                    _________
    Total Current Liabilities          28,625
Stockholders' Equity
  Preferred Stock - $.01 Par
    Value - 1,000,000 shares
    authorized, and none issued             0
  Common Stock - $.01 Par
    Value - 30,000,000 and
    10,000,000 shares authorized
    and 6,144,000 shares issued        61,440
  Capital-In-Excess of Par          1,972,882
  Retained Deficit                 (1,314,689)
                                   __________
                                      719,633
  Less: Cost of Treasury
    Stock - 2,168,617 shares
    held on March 31, 1998           (196,927)
                                   __________
    Total Shareholders' Equity        522,706
                                   __________
                                    $ 551,331
                                   ==========

                      See Accompanying Notes


           ENVIRONMENTAL MONITORING & TESTING CORPORATION
           STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                             (UNAUDITED)



                      Three Months Ended March 31,   Six Months Ended March 31,
                      1998                   1997    1998                 1997
Contract Revenue      $   179,735   $    42,250      $   445,313   $   125,839
                      ___________   ___________      ___________   ___________
Cost and Expenses:
 Direct Contract Cost      77,068        19,534          183,667        51,998
 Indirect Contract Cost    32,823        45,345           61,678        97,239
 Selling, General, and
  Administrative           56,089        62,439          114,252       140,474
 Depreciation               8,097        17,223           16,193        41,621
 (Gain) Loss on Sale of
   Property and Equipment     ---           ---             (300)      (63,462)
                      ___________   ___________      ___________   ___________
  Total Cost
   and Expenses           174,077       144,541          375,490       267,870
                      ___________   ___________      ___________   ___________
Income (Loss) from
 Operations                 5,658      (102,291)          69,823      (142,031)
                      ___________   ___________      ___________   ___________

Other Income (Expenses):
 Interest Income              922         1,828            1,533         3,364
 Other, Net                   631         8,537            1,177         8,861
                      ___________   ___________      ___________   ___________
  Total Other Income        1,553        10,365            2,710        12,225
                      ___________   ___________      ___________   ___________
Net Income (Loss)           7,211       (91,926)          72,533      (129,806)
                      ===========   ===========      ===========   ===========
Retained Deficit,
  Beginning of Period  (1,321,900)   (1,153,300)      (1,387,222)   (1,115,420)
                      ___________   ___________      ___________   ___________
Retained Deficit,
  End of Period       $(1,314,689)  $(1,245,226)     $(1,314,689   $(1,245,226)
                      ===========   ===========      ===========    ===========
Earnings (Loss) per
  Common Share        $      0.00   $     (0.02)     $      0.02   $     (0.03)

                          See Accompanying Notes


           ENVIRONMENTAL MONITORING & TESTING CORPORATION
                      STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                           Six Months Ended March 31,
                                           1998                  1997

Cash Flows from Operating Activities:
  Net Income (Loss)                        $    72,533           $  (129,806)
  Adjustments to Reconcile Net Income to
    Net Cash
    Provided by Operating Activities:
   Depreciation                                 16,193                41,621
   (Gain) on Sale of Property & Equipment         (300)              (63,462)
   Changes in Certain Assets and Liabilities:
    Accounts Receivable                        (36,094)              162,625
    Other Current Assets                        (4,800)               18,272
    Accounts Payable                           (15,113)              (18,975)
    Other Current Liabilities                    4,904               (21,985)
                                           ___________           ___________
Net Cash Provided by (used in)
  Operating Activities                          37,323               (11,710)
                                           ___________           ___________
Cash Flows from Investing Activities:
 Sale of Machinery & Equipment                     300               135,600
                                           ___________           ___________
Net Cash Provided by (used in) Investing
  Activities                                       300               135,600
                                           ___________           ___________
Cash Flows from Financing Activities:
 Princicipal Payments for Borrowings               ---                   ---
                                           ___________           ___________
Net Cash Provided by (used in) Financing
  Activities                                       ---                   ---
                                           ___________           ___________
Net Increase in Cash and Cash Equivalents       37,623               123,890
Cash and Cash Equivalents, beginning of
  period                                        42,756                39,795
                                           ___________           ___________
Cash and Cash Equivalents, end of period   $    80,379           $   163,685
                                           ===========           ===========
Supplemental Disclosure of Cash Paid:
 Interest                                  $         0           $         0


                       See Accompanying Notes


           ENVIRONMENTAL MONITORING & TESTING CORPORATION
                    NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1997.

2. Sales to Major Customer

The Company derived approximately 91 percent and 71 percent of its revenue in the six months ended March 31, 1998 and 1997, respectively, from a single customer, the Savannah River Site, a material processing facility operated for the United States Department of Energy by the Westinghouse Savannah River Company.

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



                    Six Months Ended March 31,    Three Months Ended March 31,
                    1998           1997           1998            1997

Average shares
 Outstanding        3,975,383      3,825,383      3,975,383       3,825,383




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

As of March 31, 1998, the Company does not have significant excess equipment to sell in the future in order to generate adequate working capital. Although the Company has positive working capital of $185,355 and shareholders equity of $522,706 and has been able to meet its obligations in the normal course of business, if the Company does not continue to obtain sufficient sales to achieve profitable operating results, the Company may not be able to meet its obligations in the future. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

The company's ability to continue as a going concern depends upon successfully achieving profitable operations and raising sufficient working capital. Due to periodic weakness in the demand for services the Company provides, it must diversify and pursue profitable acquisitions or mergers.


Item 2.  Management's Discussion and Analysis

Six months ended March 31, 1998 vs. 1997

Contract revenue for the six months ended March 31, 1998 increased 354% over the same period of the prior fiscal year. The increase is primarily the result of an increase in releases of work from the Company's largest customer, Westinghouse Savannah River Company. Efforts have been made to perform drilling services for other customers, and a marketing/sales representative has been hired to solicit additional drilling services offered by the Company. Direct contract costs have remained at 41% of revenues because of improved cost controls.

Indirect contract costs have decreased from 77% to 14% of revenues because of the relatively fixed nature of these expenses and the significant increase in revenues. In addition, an investment of approximately $36,000 in repairs and maintenance on equipment, including repainting several drill rigs and trucks, was made during the previous fiscal period.

Selling, general and administrative expenses decreased because no legal fees were expended during the current fiscal period toward the defense of the Company in the sexual harassment and defamation suit which was settled in June 1997.

Depreciation expense was reduced because of some equipment becoming fully depreciated and as a result of the sale of two drill rigs in November 1996 resulting in a gain of $63,462.


Three months ended March 31, 1998 vs. 1997

Contract revenues for the three months ended March 31, 1998 increased 425% over the same period of the prior fiscal year. The increase is the result of an increase in releases of work from Westinghouse Savannah River Company. As previously mentioned, a marketing/sales representative has been hired to solicit drilling services offered by the Company. Management has reduced non-productive personnel and as previously mentioned has upgraded the operating capabilities of the Company's equipment.

Indirect costs and Selling, general and administrative expenses decreased in relation to sales because of their relatively fixed nature and because of implemented cost controls.

Depreciation expense was reduced because of some equipment becoming fully depreciated and as a result of the sale of two drill rigs in November 1996.


Liquidity and Capital Resources

During the six month period ended March 31, 1998 the Company generated its working capital requirements through operating activities. The Company's capital expenditures are generally for the replacement of equipment and are being kept to a minimum. The Company continues to perform repairs and maintenance on equipment and therefore does not anticipate any replacement of equipment in the current fiscal year. Although no assurances can be given, management is of the opinion that the working capital is sufficient to meet the Company's anticipated needs during the ensuing twelve months. At
March 31, 1998 the Company had working capital of $185,355 and shareholders' equity was $522,706.

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


                    Part II.  OTHER INFORMATION

Item 4.  Submission Matters to a Vote of Security Holders.

The board of directors set a record date of February 27, 1998 for an annual stockholders' meeting that was held on April 8, 1998 at 10:00 a.m. EST at the corporate offices of the Company. The proxies and financial information were mailed on or about March 3, 1998.

The following actions were acted upon at the meeting of the stockholders:

    I. The following were elected to serve on the board of directors of the Company until the Company's next annual meeting:

       George J. Georges   votes: for 2,794,702; against 2,800; withheld 471,850
       Michael Camino      votes: for 2,795,702; against 3,000; withheld 470,650

   II. Ratify the appointment of Margolies, Fink and Wichrowski as independent auditors for the fiscal year ending September 30, 1998.

       Votes: for 3,238,752; against 25,600; withheld 5,000

  III. No other matters were acted upon.


Item 5.  Other Information

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

On April 8, 1998 Larry W. Bergus was elected by the Board of Directors of the Company to fill a vacant Board seat and was appointed President and Secretary of the Company.


Item 6.  Exhibits and Reports on Form 8-K.

On February 9, 1998 the Registrant dismissed the firm of Sweeney, Gates & Co. as its independent auditor replacing them with Margolies, Fink and Wichrowski. A Form 8-K was filed with the Securities and Exchange Commission relative to this change.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Environmental Monitoring
                        & Testing Corporation
                            (Registrant)


Date: May 7, 1998    By  /s/ George J. Georges
                         George J. Georges, Chairman of the Board and CEO
                                            (Principal Executive Officer)


                     By  /s/ Larry W. Bergus
                         Larry W. Bergus, President and Secretary