Form 10QSB
period 1998-06-30
ENVIRONMENTAL MONITORING & TESTING CORPORATION
filed 1998-08-10
CIK 842919

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended: June 30, 1998
                   Commission File Number 0-18296

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


Title of each class                     Outstanding at July 31, 1998
  Common stock,                                    3,975,383
  par value $0.01

Transitional Small Business Disclosure Format (Check one)  Yes_____ No__X__

                   PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

Unaudited financial statements for the quarter ended June 30, 1998 are provided on the five following pages.

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
                            (UNAUDITED)

     ASSETS                                            June 30, 1998
     Current Assets:
      Cash                                             $      131,524
      Accounts Receivable                                     116,078
      Other Current Assets                                     13,400
                                                            _________
      Total Current Assets                                    261,002

      Property, Plant, & Equipment                            374,882
                                                            _________
                                                       $      635,884
                                                            =========
     LIABILITIES & STOCKHOLDERS EQUITY
      Current Liabilities:
       Notes Payable                                   $       55,000
       Accounts Payable                                        31,746
       Accrued Expenses                                        21,610
                                                            _________
       Total Current Liabilities                              108,356

       Stockholders' Equity
         Preferred Stock - $.01 Par Value -
         1,000,000 shares authorized, and none
         issued                                                     0

         Common Stock - $.01 Par Value -
         30,000,000 and 10,000,000 shares
         authorized and 6,144,000 shares issued                61,440

         Capital-In-Excess of Par                           1,972,882

         Retained Deficit                                  (1,309,867)
                                                           __________
                                                              724,455
         Less: Cost of Treasury Stock - 2,168,617
         shares held on June 30, 1998                        (196,927)
                                                           __________
         Total Shareholders' Equity                           527,528
                                                           __________
                                                       $      635,884
                                                           ==========

                       See Accompanying Notes

           ENVIRONMENTAL MONITORING & TESTING CORPORATION
           STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                             (UNAUDITED)


                      Three Months Ended June 30,   Nine Months Ended June 30,
                      1998                   1997   1998                  1997
Contract Revenue      $   175,392   $    53,545      $   620,705   $   179,384
                       __________    __________       __________    __________

Cost and Expenses:
 Direct Contract Cost      78,993        20,613          262,659        72,610
 Indirect Contract Cost    40,149        35,746          101,828       132,985
 Selling, General, and
   Administrative          55,022        47,654          169,274       187,988
 Depreciation               9,018        13,499           25,212        55,260
 (Gain) Loss on Sale of
  Property and Equipment  (11,250)      (77,411)         (11,550)     (140,873)
                       __________    __________       __________    __________


 Total Cost and Expenses  171,932        40,101          547,423       307,970
                       __________    __________       __________    __________
 Icome (Loss) from
  Operations                3,460        13,444           73,282      (128,586)
                       __________    __________       __________    __________
Other Income (Expenses:
 Settlement of
  Litigation                    0      (131,803)               0      (131,803)
 Interest Income            1,241         2,174            2,774         5,537
 Other, Net                   121        15,544            1,299        24,405
                       __________    __________       __________    __________

 Total Other Income
  (Expenses)                1,362      (114,085)           4,073      (101,861)
                       __________    __________       __________    __________
Net Income (Loss)           4,822      (100,641)          77,355      (230,447)
                       ==========    ==========       ==========    ==========
Retained Deficit,
Beginning of Period    (1,314,689)   (1,245,226)      (1,387,222)   (1,115,420)
                       __________    __________       __________    __________
Retained Deficit,
End of Period         $(1,309,867)  $(1,345,867)     $(1,309,867)  $(1,345,867)
                       ==========    ==========       ==========    ==========
Earnings (Loss) per
  Common Share        $      0.00   $     (0.03)     $      0.02   $     (0.06)
                       ==========    ==========       ==========    ==========

                          See Accompanying Notes

            ENVIRONMENTAL MONITORING & TESTING CORPORATION
                      STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                    Nine Months Ended June 30,
                                                    1998                  1997
Cash Flows from Operating Activities:
 Net Income (Loss)                           $     77,355        $    (230,447)
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
   Depreciation                                    25,212               55,260
   (Gain) on Sale of Property & Equipment         (11,550)            (140,873)
   Changes in Certain Assets and Liabilities:
    Accounts Receivable                           (28,571)             149,991
    Other Current Assets                           (5,200)              15,124
    Accounts Payable                                9,708                8,170
    Other Current Liabilities                       4,814              (11,305)
                                               __________           __________
Net Cash Provided by (used in)
 Operating Activities                              71,768             (154,080)
                                               __________           __________
Cash Flows from Investing Activities:
 Sale of Machinery & Equipment                     17,300              246,699
 Purchase of Machinery & Equipment                (55,300)                 ---
                                               __________           __________
Net Cash Provided by (used in)
 Investing Activities                             (38,000)             246,699
                                               __________           __________
Cash Flows from Financing Activities:
 Principal Payments for Borrowings                    ---                  ---
 Proceeds from Borrowings                          55,000                  ---
                                               __________           __________

Net Cash Provided by (used in)
 Financing Activities                              55,000                  ---
                                               __________           __________
Net Increase in Cash and Cash Equivalents          88,768               92,619

Cash and Cash Equivalents, beginning of period     42,756               39,795
                                               __________           __________
Cash and Cash Equivalents, end of period     $    131,524        $     132,414
                                               ==========           ==========
Supplemental Disclosure of Cash Flow
 Information:
  Cash Paid for Interest                     $          0        $           0
  Sale of Assets through
   Accounts Receivable                              3,000                    0


                       See Accompanying Notes

           ENVIRONMENTAL MONITORING & TESTING CORPORATION
                    NOTES TO FINANCIAL STATEMENTS

1.       Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended September 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1997.

2.       Sales to Major Customer

The Company derived approximately 88 percent and 79 percent of its revenue in the nine months ended June 30, 1998 and 1997, respectively, from a single customer, the Savannah River Site, a material processing facility operated for the United States Department of Energy by the Westinghouse Savannah River Company.

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

                     Three Months Ended June 30,    Nine Months Ended June 30,
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

As of June 30 1998, the Company does not have significant excess equipment to sell in the future in order to generate adequate working capital. Although the Company has positive working capital of $152,646 and shareholders equity of $527,528 and has been able to meet its obligations in the normal course of business, if the Company does not continue to obtain sufficient sales to achieve profitable operating results, the Company may not be able to meet its obligations in the future. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

The company's ability to continue as a going concern depends upon successfully achieving profitable operations and raising sufficient working capital. Due to periodic weakness in the demand for services the Company provides, it must diversify and pursue profitable acquisitions or mergers.

          Item 2.  Management's Discussion and Analysis

Nine months ended June 30, 1998 vs. 1997

Contract revenue for the nine months ended June 30, 1998 increased 346% over the same period of the prior fiscal year. The increase is primarily the result of an increase in releases of work from the Company's largest customer, Westinghouse Savannah River Company. Efforts have been made to perform drilling services for other customers, and a marketing/sales representative was hired to solicit additional drilling services offered by the Company. Direct contract costs have remained at 41% to 42% of revenues because of improved cost controls.

Indirect contract costs have decreased from 74% to 16% of revenues because of the relatively fixed nature of these expenses and the significant increase in revenues. In addition, an investment of approximately $36,000 in repairs and maintenance on equipment, including repainting several drill rigs and trucks, was made during the previous fiscal period.

Selling, general and administrative expenses decreased because of a reduction in expenses during the current fiscal period.

Depreciation expense was reduced because of some equipment becoming fully depreciated and as a result of the sale of four drill rigs during 1997 resulting in a gain of $140,873. In June 1998 an additional auger drill rig was purchased for $55,000 because of an increased demand in services using this type of drill rig.


Three months ended June 30, 1998 vs. 1997

Contract revenues for the three months ended June 30, 1998 increased 327% over the same period of the prior fiscal year. The increase is the result of an increase in releases of work from Westinghouse Savannah River Company. As previously mentioned, a marketing/sales representative has been hired to solicit drilling services offered by the Company. Management has reduced non-productive personnel and as previously mentioned has upgraded the operating capabilities of the Company's equipment.

Indirect costs and Selling, general and administrative expenses decreased in relation to sales because of their relatively fixed nature and because of implemented cost controls.

Depreciation expense was reduced because of some equipment becoming fully depreciated and as a result of the sale of four drill rigs in 1997.

Liquidity and Capital Resources

During the nine month period ended June 30, 1998 the Company generated its working capital requirements through operating activities. The Company's capital expenditures are generally for the replacement of equipment and are being kept to a minimum. The Company continues to perform repairs and maintenance on equipment and therefore does not anticipate any replacement of equipment in the current fiscal year. Although no assurances can be given, management is of the opinion that the working capital is sufficient to meet the Company's anticipated needs during the ensuing twelve months. At June 30, 1998 the Company had working capital of $152,646 and shareholders' equity was $527,528.

The Company has drilling assets that have been fully depreciated or have been depreciated below estimated market value. During the last two years the Company has realized gains on the sale of fixed assets through the disposition of unproductive assets. Although no assurances can be given, management anticipates that this trend will continue. During April and May 1997 and June 1998 the Company realized a gain on the sale of three drill rigs and equipment. Although no assurances can be given, management believes that the Company has sufficient equipment with which to perform drilling services.

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


                    Part II.  OTHER INFORMATION

Item 4.  Submission Matters to a Vote of Security Holders

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

On April 8, 1998 Larry W. Bergus was elected by the Board of Directors of the Company to fill a vacant Board seat and was appointed President and Secretary of the Company. On June 12, 1998 Mr. Bergus resigned as a director, officer, and employee of the Company. Mr. George J. Georges assumed the position of President and the Board seat remains unfilled.


Item 6.  Exhibits and Reports on Form 8-K.

None during the quarter ended June 30, 1998.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      Environmental Monitoring
                        & Testing Corporation
                            (Registrant)


Date: July 31, 1998      By     /s/     George J. Georges
                         George J. Georges, President, Chairman of the Board
                                            and CEO
                        (Principal Executive Officer)