Form 10KSB
period 1998-09-30
ENVIRONMENTAL MONITORING & TESTING CORPORATION
filed 1998-12-17
CIK 842919

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON D.C.  20549

                              FORM 10-KSB

                ANNUAL REPORT UNDER SECTION 13 or 15 (D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal Year Ended September 30, 1998
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No___

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Company's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

Registrant's revenues for the year ended September 30, 1998 its most recent fiscal year were $970,761.

The aggregate market value of the registrant's common stock held by non-affiliates as of November 30, 1998 was approximately $158,772. The number of shares of the registrant's common stock outstanding as of November 30, 1998 was 3,823,383.

Documents Incorporated by Reference: Definitive Proxy Statement for 1998 Annual Meeting of Shareholders Incorporated into Part II and Part III of Form 10-KSB and See Exhibit Index.

                           Page 1 of 26 Pages

                        Exhibit Index at Page 25


                        TABLE OF CONTENTS


                              PART I

                                                             Page

Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . .7

Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .7

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . .8


                             PART II

Item 5.  Market for Common Equity & Related Stockholder Matters. . . . . . .8

Item 6.  Management's Discussion & Analysis or Plan of Operation . . . . . .9

Item 7.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . . 12

Item 8.  Changes in & Disagreements with Accountants on Accounting
         & Financial Disclosure . . . .  . . . . . . . . . . . . . . . . . 24


                             PART III

Item 9.  Directors & Executives Officers, Promoters and Control Persons;
         Compliance With Section 16(a)of the Exchange Act. . . . . . . . . 24

Item 10. Executive Compensation. . . . . . . . . . . . . . . . . . . . . . 24

Item 11. Security Ownership of Certain Beneficial Owners and Management. . 24

Item 12. Certain Relationships & Related Transactions. . . . . . . . . . . 24


                             PART IV

Item 13. Exhibits and Reports on Form 8-K . . . . . .. . . . . . . . . . . 25


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

The Company presently operates one division located in New Ellenton, South Carolina. See Item 2. "Properties".

The Company maintains its corporate offices at 825 Main Street South, New Ellenton, SC 29809 and its telephone number is (803)652-2718.

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

The Company derived approximately 82 percent and 85 percent of its revenue in the fiscal years ended September 30, 1998 and 1997, respectively, from WSRC pursuant to its contracts for drilling services at the Site. On August 27, l998 the Company entered into a new contract with WSRC, which allocates $1.1 million to be used for environmental drilling on the Site. The period of performance is October 1, 1998 to October 1, 2000. The unit price paid for labor under this contract is fixed and the unit price for materials can be renegotiated by the Company, at the end of one year. This contract with WSRC gives the Company the right to perform environmental drilling at the Site on an as needed basis; however the dollar amount of this contract is not binding or enforceable by the Company but is a framework for releases of job orders. There can be no assurances that the work to be performed by the Company will be equal to the $1.1 million contract.

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

Backlog
As of November 30, 1998 the backlog of signed and verbal contracts totaled approximately $100,000, of which 100% is attributable to the Site. Generally the backlog of signed and verbal contracts are not canceled, though there can be no assurances that such cancellations will not occur. This work is in progress or scheduled to be substantially completed by the end of December 1998. Since most of the Company's work (except for the WSRC contract) is of short to medium duration and awarded with little advance notice, the backlog of signed contracts at any given time is generally not representative of how well the Company is doing or will do over any particular time period.

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

Employees
As of November 1, 1998 the Company employed a total of 11 employees.  See Item
1.  "Business-Introduction".

Bonding
Bonding is required on occasion and the Company has been able to obtain bonding on a per job basis. The bonding company has not established a bonding limit on a per job basis or in the aggregate, and increased bonding limits, subject to the financial strength of the Company, can generally be obtained by rendering a letter of credit or a cash deposit equal to five per cent of the face value of the bonding amount. The Company anticipates a continuing improvement in bonding capacity in accordance with a continuing improvement in the financial strength of the Company; however, no assurances can be given of any long term surety commitment.

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

Year 2000
The Company has reviewed its existing computer system and its associated software to ensure that these systems are able to address the issues expected to arise in the year 2000 and thereafter. It is the opinion of management that the Company will not suffer any adverse affects relating to the Y2K issue or incur any significant expense related to the replacement of hardware or software.

The Company has not fully determined the extent to which the Company's systems may be impacted by third parties' systems, which may not be Y2K compliant. While the Company has begun efforts to seek reassurance from its suppliers, there can be no assurance that the systems of other companies, which the Company deals with, will be Y2K compliant. Third parties' non-compliance could have an adverse effect on the Company. At this time the Company is unable to estimate the cost of Y2K non-compliance by third parties.

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

In November, 1996 the Company's management identified five drill rigs that were to be liquidated. During 1997 and 1998, the Company sold these five drill rigs and tooling. As equipment is sold the proceeds have been used enhance working capital. The Company does not consider this equipment to be materially important to its operation since suitable equipment is available. See Item 6. "Management's Discussion & Analysis" and Item 7. "Financial Statements".

The Company uses approximately five drilling rigs, including two auger rig and three rotary rigs. The Company also owns one pump pulling or service rig. Additionally, the Company owns adequate support equipment such as water trucks, steam cleaners, compressors, trailers and safety equipment. The Company operates a vehicle service facility, a welding shop, a paint shop and a machine shop on the New Ellenton property, which enable the Company to modify, rebuild and maintain its vehicles, drilling rigs and related equipment. From time to time the Company may sell equipment if it believes the equipment is not required.


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

A majority shareholder of the Company filed various lawsuits against certain officers and directors of Jansko, Inc. and related parties on behalf of the Company and other parties seeking restitution of funds advanced. The Company and other parties assigned their rights to the majority shareholder and will share in any awards less legal and other expenses, on a pro rata basis. In September 1998 the Company was advised that a settlement was reached and that the Company would receive $115,086. This amount was deposited into the Company's bank account on October 13, 1998.

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

None during the quarter ended September 30, 1998.


                             PART II


Item 5.   Market for the Common Equity and Related Stockholder Matters

There has been an established public market for the Company's securities since February 23, 1989. The Company's securities are traded in the "Over the Counter" (OTC) market and were listed in the National Association of Securities Dealers Automated Quotation (NASDAQ) System until August 26, 1992. On August 27, 1992 the Company's securities were delisted from the NASD Small Cap Market for failure to meet the minimum bid price requirement as forth in Section 1(c)
(4) of Part II of Schedule D of the NASD By-Laws. On August 27, 1992 the Company's securities were listed in the Over the Counter Bulletin Board. The securities were listed under the trading symbol EMON but are now listed under the trading symbol EVMT.

Shares of the Company's Common Stock $.01 par value.

The high and low bid quotations for the Company's securities as reported by the Over the Counter Bulletin Board are set forth below. The prices set forth below are not necessarily indicative of the depth of the trading market in each of the Company's Securities.

                                   Bid Prices (1)
  Common Stock                    High       Low
  First Quarter Ending 12/31/96   $0.125     $0.0625
  Second Quarter Ending 3/31/97   $0.125     $0.0625
  Third Quarter Ending 6/30/97    $0.125     $0.0625
  Fourth Quarter Ending 9/30/97   $0.125     $0.0625

  First Quarter Ending 12/31/97   $0.062     $0.02
  Second Quarter Ending 3/31/98   $0.06      $0.02
  Third Quarter Ending 6/30/98    $0.085     $0.06
  Fourth Quarter Ending 9/30/98   $0.085     $0.02

(1) Such over-the-counter market quotations reflect in-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

As of September 30, 1998 there were approximately 125 shareholders of record of the Company's common stock. The Company believes that there are in excess of 250 beneficial owners of the common stocks.

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

Item 6.   Management's Discussion and Analysis or Plan of Operation

Results of Operations
During fiscal year 1998, the Company continued the realignment of its operations which was started in 1993 and re-focused the deployment of all its productive assets. The Company sold four drilling rigs during 1997 and an air drilling rig during 1998. Demand for drilling services increased during 1998 and an additional auger drill rig was purchased. These asset sales and the purchase of one drilling rig resulted in a gain on sale of assets of $152,423 and an increase of positive cash flow of $205,950 during the two year period. See
Item 1. "Business-Introduction", Item 2 "Properties", and Item 7. "Financial Statements".

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

Comparison of Fiscal Years 1998 and 1997
Contract revenue increased approximately $697,000 or 354% in 1998 as compared to 1997. The increase in the revenue was the result of an increase in the requirement of drilling services at the Savannah River Site and increased marketing to independent engineering consultants.

Direct contract costs increased $315,850 and 1.6% of revenues in1998 as compared to 1997. Of this, $300,000 represents an increase in volume and $15,850 represents an increase in other costs.

Indirect contract costs were relatively flat and decreased 42.4% as a percent of revenues in 1998 as compared to 1997. The percentage decrease was a result of an overall increase in revenues during the period.

Selling, general and administrative expenses decreased $2,729 or 1.2% and decreased 61.7% as a percent of revenue in 1998 as compared to 1997. The percentage decrease is a result of fixed administrative expenses being compared to increased revenues in 1998.

Depreciation expense decreased $30,337 because of the sale of drilling equipment and drill rigs in 1997 and as a direct result of the age of certain equipment. See Item 7. "Financial Statements".

Property, plant, and equipment with a cost basis of $583,707 and a net book value of $105,827 was sold with cash proceeds of $247,600 being realized during 1997. During 1998 a drill rig was sold with a cost basis of $62,352 resulting in a gain of $11,550. The amounts of the gains are recorded as a gain on the sale of machinery and equipment. Miscellaneous equipment and supplies were sold during 1998 and 1997 and a partial recovery of $15,000 on a previously uncollectible note was recorded during 1997. These items were both recorded as other income during 1998 and 1997.

Interest income is a result of the investment of cash in short term treasury instruments.

The income tax benefit (expense) is a result of the statutory rates of federal income taxes and alternative minimum tax. The Company has taken a very conservative approach and has not recorded any deferred tax benefits associated with the net operating loss carry forwards. There currently are net operating carry overs for federal income tax purposes of approximately $1,524,000 and $1,524,000 for state income tax purposes . See Item 7. "Financial Statements".

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

Liquidity and Capital Resources
During 1997, the Company generated its working capital and capital expenditure requirements through sales of excess equipment. In 1998, working capital and capital expenditure requirements were generated from profitable operating results. The Company's capital expenditures are generally needed for the replacement of equipment and the Company believes that its liquidity is sufficient to handle such replacement. At September 30, 1998, the Company had working capital of $320,567 and a current ratio of 3.6 to 1. At September 30, 1998, the total indebtedness aggregated $123,252 and shareholders' equity was $691,088. At September 30, 1998 the debt to equity ratio was .18 to 1.

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

A majority shareholder of the Company filed various lawsuits against certain officers and directors of Jansko, Inc. and related parties on behalf of the Company and other parties seeking restitution of funds advanced. In September 1998 the Company was advised that a settlement was reached and that the Company would receive $115,086. This amount was deposited into the Company's bank account on October 13, 1998. See Part 1, Item 3 "Legal Proceedings" and Part II,
Item 7 "Financial Statements".

The Company also has ongoing programs to generate greater revenue, reduce operating costs and to increase accounts receivable turnover to consistently generate positive cash flow. Although no assurances can be given, the Company believes that these actions will result in adequate liquidity for the next fiscal year.

Capital expenditures were not incurred in 1997, however, a drill rig was acquired during 1998. At present, the Company has adequate levels of property and equipment to operate its business and is continuing to evaluate equipment requirements. See Item 7. "Financial Statements".


Item 7.   Financial Statements


                              INDEX

                                                                         Page

Report of Margolies, Fink and Wichrowski, Independent Public Accountants. .13

Report of Sweeney, Gates & Co., Independent Public Accountants. . . . . . .14

Balance Sheet as of September 30, 1998. . . . . . . . . . . . . . . . . . .15

Statement of Operations for Years Ended September 30, 1998 and 1997 . . . .16

Statement of Changes in Stockholders' Equity for Years Ended September 30,
   1998 and 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17

Statement of Cash Flows for Years Ended September 30, 1998 and 1997 . . . .18

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . .19


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or have been omitted.


                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors
Environmental Monitoring &
 Testing Corporation
New Ellenton, South Carolina


We have audited the accompanying balance sheet of Environmental Monitoring & Testing Corporation as of September 30, 1998, and the related statements of operations, stockholders' equity and cash flow for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on the results of our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Environmental Monitoring & Testing Corporation as of September 30, 1998 and its results of operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                   /s/ Margolies, Fink and Wichrowski

Pompano Beach, Florida
November 4, 1998



                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


Board of Directors
Environmental Monitoring &
 Testing Corporation
New Ellenton, South Carolina


We have audited the accompanying statement of operations, changes in stockholders' equity, and cash flow for the year ended September 30, 1997 of Environmental Monitoring & Testing Corporation. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessingthe accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the September 30, 1997 financial statements referred to above present fairly, in all material respects, the results of the operations and the cash flows for the year ended September 30, 1997 of Environmental Monitoring & Testing Corporation, in conformity with generally accepted accounting principles.


                                   /s/ Sweeney, Gates, & Co.

Fort Lauderdale, Florida
October 17, 1997


            ENVIRONMENTAL MONITORING & TESTING CORPORATION
                           BALANCE SHEET
                        SEPTEMBER 30, 1998

ASSETS
Current assets:
   Cash and cash equivalents          $     68,819
   Accounts receivable-Trade               240,212
   Accounts receivable-Settlement          115,086
   Inventories                              14,000
   Other current assets                      5,702
                                        __________
      Total current assets                 443,819
  Property, plant and equipment, net       370,521
                                        __________
                                           814,340
                                        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                   $     80,929
   Accrued expenses                         42,323
                                        __________
      Total current liabilities            123,252

Stockholders' equity:
   Preferred stock, $.01 par value,
      1,000,000 shares authorized
      and none issued                          ---
   Common stock, $.01 par value,
      30,000,000 shares authorized
      and 6,144,000 shares issued           61,440
   Capital-in-excess of par              1,972,883
   Accumulated deficit                  (1,146,308)
                                        __________
                                           888,015
Less: Cost of treasury stock, 2,168,617
   shares held at September 30, 1998      (196,927)
                                        __________
      Total stockholders' equity           691,088
                                        __________
                                     $     814,340
                                        ==========

The accompanying notes are an integral part of these financial statements.


          ENVIRONMENTAL MONITORING & TESTING CORPORATION

                     STATEMENT OF OPERATIONS
             YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                                          1998         1997
                                                          ____         ____

Contract revenue                                   $    970,761   $    274,092
                                                   ____________   ____________
Contract costs and expenses:
   Direct contract cost                                 434,067        118,217
   Indirect contract cost                               161,533        161,692
   Selling, general and administrative expenses         232,530        235,259
   Depreciation                                          33,824         64,161
   (Gain) on sale of machinery and equipment            (11,550)      (140,873)
                                                   ____________   ____________
      Total contract costs and expenses                 850,404        438,456
                                                   ____________   ____________

Loss from operations                                    120,357       (164,364)
                                                   ____________   ____________
Other income (expenses):
   Interest income                                        3,670          6,571
   Interest expense                                        (500)             -
   Settlement of litigation                             115,086       (131,755)
   Other, net                                             2,300         17,747
                                                   ____________   ____________
      Total other income (expenses)                     120,556       (107,437)
                                                   ____________   ____________
Net income (loss)                                  $    240,913   $   (271,801)
                                                   ============   ============
Net income (loss) per share information:(Note 1)

   Basic:
     Net income (loss) per share                   $        .06   $       (.07)
                                                   ============   ============
      Weighted average number of common shares        3,975,383      3,828,260
                                                   ============   ============
   Diluted:
      Net icome (loss) per share                  $        .06   $       (.07)
                                                   ============   ============
      Weighted average number of common shares        3,975,383      3,828,260
                                                   ============   ============

The accompanying notes are an integral part of these financial statements.


          ENVIRONMENTAL MONITORING & TESTING CORPORATION

           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
             YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                                               Capital
                         Common             Treasury           in excess    Retained
                    Shares    Amount   Shares      Amount      of par      (Deficit)     Total
Balance,
September 30, 1996  6,144,000 $ 61,440 (2,318,617) $ (196,927) $ 1,963,508 $ (1,115,420) $ 712,601

Issuance of common
stock to employees                        150,000                    9,375                   9,375

Net (loss)                  -        -          -           -            -     (271,801)   (271,801)
                    _________ ________  _________  __________   __________  ___________   _________

Balance,
September 30, 1997  6,144,000 $ 61,440 (2,168,617) $  (196,927) $ 1,972,883 $ (1,387,221) $ 450,175

Net income                  -        -          -            -            -      240,913    240,913
                    _________ ________  _________  ___________  ___________ ____________  _________

Balance,
September 30, 1998  6,144,000 $ 61,440 (2,168,617) $  (196,927) $ 1,972,883 $ (1,146,308) $ 691,088
                    ========= ========  =========  ===========  =========== ============  =========

The accompanying notes are an integral part of these financial statements.


          ENVIRONMENTAL MONITORING & TESTING CORPORATION

                     STATEMENT OF CASH FLOWS
             YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                                       1998            1997
                                                       ____            ____
Cash flows from operating activities:
  Net income (loss)                                $   240,913   $   (271,801)
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                        33,824         64,161
    (Gain) on sale of machinery and equipment          (11,550)      (140,873)
    Issuance of common stock for services                  ---          9,375
  Changes in certain assets and liabilities:
    Inventories                                        (11,500)         1,500
    Accounts receivable                               (266,291)        98,142
    Other current assets                                (3,002)        21,855
    Accounts payable                                    58,890        (11,428)
    Other current liabilities                           25,529        (14,670)
                                                   ___________    ___________
Net cash used in operating activities                   66,813       (243,739)
                                                   ___________    ___________
Cash flows from investing activities:
   Sale of machinery and equipment                      18,800        246,700
   Purchase of machinery and equipment                 (59,550)             -
                                                   ___________    ___________
Net cash used in investing activities                  (40,750)       246,700
                                                   ___________    ___________
Cash flows from financing activities:
   Proceeds from borrowing                              55,000              -
   Principal payments for borrowings                   (55,000)             -
                                                   ___________    ___________
   Net cash provided (used in) financing activities          -              -
                                                   ___________    ___________

Net increase in cash and cash equivalents               26,063          2,961
Cash and cash equivalents, beginning of period          42,756         39,795
                                                   ___________    ___________

Cash and cash equivalents, end of period           $    68,819    $    42,756
                                                   ===========    ===========
Supplemental disclosure:
   Issuance of common stock for services           $         -    $     9,375
   Sale of assets through accounts receivable            1,500              -
   Cash paid for interest                                  500              -
                                                   ___________    ___________
   Total supplemental disclosure                   $     2,000    $     9,375
                                                   ===========    ===========

The accompanying notes are an integral part of these financial statements.


          ENVIRONMENTAL MONITORING & TESTING CORPORATION

                  NOTES TO FINANCIAL STATEMENTS


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Environmental Monitoring & Testing Corporation (the "Company") is a Delaware corporation, incorporated on May 10, 1988. The Company is engaged in the business of drilling wells, primarily for the purpose of environmental monitoring and testing, principally in South Carolina and Georgia.

Cash equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts receivable

Accounts receivable are reported at their net realizable value. An allowance for doubtful accounts is recognized when the Company does not expect to collect the full amount of its accounts receivable. The Company considers accounts receivable to be fully collectible at September 30, 1998.

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

Net income (loss) per share

In 1998, the Company adopted SFAS No. 128, ("Earnings Per Share"), which requires the reporting of both basic and diluted earnings per share. Basic net loss per share is determined by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock, as long as the effect of their inclusion is not anti-dilutive.


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

A majority shareholder of the Company filed various lawsuits against certain officers and directors of Jansko, Inc. and related parties on behalf of the Company and other parties seeking restitution of funds advanced. In September 1998 the Company was advised that a settlement was reached and that the Company would receive $115,086. This amount was deposited into the Company's bank account on October 13, 1998.


3.  PROPERTY, PLANT AND EQUIPMENT

At September 30, 1998, property, plant and equipment consisted of the following:

                             Useful Lives           Accumulated    Net Book
                             (Years)       Cost     Depreciation   Value

Land                                       $109,617 $          -   $ 109,617
Buildings and improvements   30             304,958      101,524     203,434
Drilling equipment and
   vehicles                  2 - 7          404,505      347,035      57,470
Furniture and fixtures       3 - 5            9,459        9,459           -
                                          _________ ____________   _________
Total property, plant, and
   equipment                              $ 828,539 $    458,018   $ 370,521
                                          ========= ============   =========

4.  LEASES

The Company rents equipment on an as needed basis for terms of one day to several months. The Company also leased one vehicle under an operating lease arrangement which expired in 1997. Rent expense for the years ended September
30, 1998 and 1997, was approximately $3,190 and $3,900 respectively.

5. STOCK OPTION PLANS

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

As of September 30, 1998, there were no options issued under the plan.


7.  INCOME TAXES

The Company accounts for income taxes according to Statement of Financial
Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes".

The net deferred tax asset (liability) in the accompanying balance sheet as of September 30, 1998 includes deferred tax assets and liabilities attributable to the following items:


Deferred tax assets (liability):
  Accrual to cash basis of accounting            $  (62,330)
  Depreciation                                       (2,119)
  Investment credit carry forwards                    6,933
  Net operating loss carry forwards                 480,265
                                                 __________
  Net deferred tax asset (liability)                422,749
  Valuation allowance for deferred tax assets      (422,749)
                                                 __________
  Net deferred asset tax (liability)             $        0
                                                 ==========

As of September 30, 1998, the Company had available a cumulative federal net operating loss carry forward of approximately $1,524,000 which expires as follows: $158,000 in 2006, $408,000 in 2007, $394,000 in 2008, $564,000 in 2011,
and a capital loss carryover of approximately $24,000 which expires in 2000.
The use of loss carry forwards may result in the payment of alternative minimum tax. In addition, the Company has available an investment tax credit carry forward of $6,933 which expires in 2002.


7.  STOCKHOLDERS' EQUITY

In September 1997 stock awards for 150,000 shares of restricted common stock of the Company were authorized by the Board ofDirectors and awarded to an officer and director of the Company. The restricted common shares issued resulted in a $9,375 charge against fiscal 1997 income.


8.  OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT

The Company's financial instruments subject to credit risk are primarily trade accounts receivable. Generally, the Company does not require collateral or other security to support customer receivables. The Company derived approximately 82 percent and 85 percent of its revenue in the years ended
September 30, 1998 and 1997, respectively, from a single customer, the Westinghouse Savannah River Company, a material processing facility owned by the United States Department of Energy. A disruption of this relationship or a material reduction in the volume of business with the Westinghouse Savannah
River Company could have a material adverse affect on the Company.


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

Compliance With Section 16(a) of the Exchange Act

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations from reporting persons that no reports were required for those persons, during the fiscal year ended
September 30, 1998.


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

3.I                          Articles of Incorporation of the Company**

3.ii                         By-laws of the Company**

4                            Specimen Share Certificate*

22                           Published report regarding matters submitted to
                                vote - Definitive Proxy

*Incorporated by reference to registrant's Amendment No. 2 to Registration
 Statement on Form S-18 as filed on January 25, 1989.

**Incorporated by reference to the registrant's Registration Statement on Form S-18 as filed November 16, 1989.

(b) Reports on Form 8-K in the Fourth quarter of fiscal year 1998: None

Note: Copies of Exhibits to Form 10-KSB will be furnished upon the written request of any shareholder of the Company at a charge of $.25 per page plus postage or shipping.


                           SIGNATURES


In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by undersigned, there unto duly authorized.

                  Environmental Monitoring & Testing Corporation

Date: December 6, 1998                    By /s/ George J. Georges
                                          George J. Georges, Chairman,
                                          President and CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                  Capacity                       Date

/s/ George J. Georges      Chairman, President,           December 6, 1998
George J. Georges          Chief Executive Officer and
                           Director

/s/ Michael Camino         Director                       December 6, 1998
Michael Camino

                                                                                                      Director            De
                           Director                       December 6, 1998
Rebecca DelMedico

