Form 10QSB
period 1998-12-31
ENVIRONMENTAL MONITORING & TESTING CORPORATION
filed 1999-02-05
CIK 842919

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: December 31, 1998
                   Commission File Number 0-18296

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

                           Yes     X     No


Title of each class                            Outstanding at January 15, 1999
   Common stock,                                            3,770,183
  par value $0.01

Transitional Small Business Disclosure Format (Check one)
                    Yes            No      X


                   PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Unaudited financial statements for the quarter ended December 31, 1998 are provided on the four following pages.


                               INDEX

Balance Sheet                                                 Page 3

Statements of Operations and Retained Earnings (Deficit)      Page 4

Statements of Cash Flows                                      Page 5

Notes to Financial Statements                                 Page 6


            ENVIRONMENTAL MONITORING & TESTING CORPORATION
                            BALANCE SHEET
                            (UNAUDITED)

ASSETS                                  December 31, 1998
Current Assets:
   Cash                                     $   255,477
   Accounts Receivable                          238,763
   Inventories                                   11,800
   Other Current Assets                           3,500
                                                _______
   Total Current Assets                         509,540
Property, Plant, & Equipment                    363,289
                                                _______
                                            $   872,829
                                                =======
LIABILITIES & STOCKHOLDERS EQUITY

Current Liabilities:
   Accounts Payable                         $    61,715
   Accrued Expenses                              37,020
                                                _______
   Total Current Liabilities                     98,735
Stockholders' Equity
   Preferred Stock - $.01 Par Value -
   1,000,000 shares authorized, and none
   issued                                             0
   Common Stock - $.01 Par Value -
   30,000,000 and 10,000,000 shares
   authorized and 6,144,000 shares issued        61,440
   Capital-In-Excess of Par                   1,972,883
   Retained Earnings (Deficit)               (1,043,966)
                                             __________
                                                990,357
   Less: Cost of Treasury Stock - 2,373,817
   shares held on December 31, 1998            (216,263)
                                                _______
   Total Shareholders' Equity                   774,094
                                                _______
                                            $   872,829
                                                =======

See Accompanying Notes


                ENVIRONMENTAL MONITORING & TESTING CORPORATION
                STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                  (UNAUDITED)


                                                         Three Months Ended
                                                             December 31,
                                                       1998            1997

Contract revenue                                  $    373,518    $    265,578
                                                       _______         _______
Contract costs and expenses:
   Direct contract cost                                184,360         106,599
   Indirect contract cost                               38,065          28,855
   Selling, general and administrative expenses         43,720          58,163
   Depreciation                                          7,232           8,097
   (Gain) on sale of machinery and equipment                 0            (300)
                                                       _______         _______
   Total contract costs and expenses                   273,377         201,414
                                                       _______         _______
Loss from operations                                   100,141          64,164

Other income (expenses):
   Interest income                                       2,104             611
   Other, net                                               97             546
                                                       _______         _______
   Total other income                                    2,201           1,157
                                                       _______         _______
Net income                                        $    102,342    $     65,321
                                                       =======         =======
Retained Deficit, Beginning of Period               (1,146,308)     (1,387,221)
                                                     _________       _________
Retained Deficit, End of Period                   $ (1,043,966)   $ (1,321,900)
                                                     =========       =========
Net income per share information: (Note 3)

   Basic:
     Net income per share                         $       0.03    $       0.02
                                                     =========       =========
     Weighted average number of common shares        3,847,544       3,975,383
                                                     =========       =========
   Diluted:
     Net income per share                         $       0.03    $       0.02
                                                     =========       =========
     Weighted average number of common shares        3,847,544       3,975,383
                                                     =========       =========

See Accompanying Notes


             ENVIRONMENTAL MONITORING & TESTING CORPORATION
                      STATEMENTS OF CASH FLOWS
                             (UNAUDITED)


                                              Three Months Ended December 31,
                                                     1998              1997

Cash Flows from Operating Activities:                  _______       _______
  Net Income                                       $   102,342   $    65,321
  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
    Depreciation                                         7,232         8,097
    (Gain) on Sale of Property & Equipment                   0          (300)
    Changes in Certain Assets and Liabilities:
      Accounts Receivable                              116,535       (88,806)
      Other Current Assets                               4,402          (600)
      Accounts Payable                                 (19,214)        7,673
      Other Current Liabilities                         (5,303)        5,112
                                                       _______       _______
Net Cash Provided by (used in) Operating Activities    205,994        (3,503)
                                                       _______       _______
Cash Flows from Investing Activities
  Sale of Machinery & Equipment                              0           300
                                                       _______       _______
Net Cash Provided by (used in) Investing Activities          0           300
                                                       _______       _______
Cash Flows used in Financing Activities:
  Purchase of Treasury Stock                           (19,336)            0
                                                       _______       _______
Net Cash Provided by (used in) Financing Activities    (19,336)            0
                                                       _______       _______
Net Increase (Decrease) in Cash and Cash Equivalents   186,658        (3,203)

Cash and Cash Equivalents, Beginning of period          68,819        42,756
                                                       _______       _______
Cash and Cash Equivalents, End of period           $   255,477   $    39,553
                                                       =======       =======
Supplemental Disclosure of Cash Paid:
  Interest                                         $         0   $         0
                                                       =======       =======

See Accompanying Notes


             ENVIRONMENTAL MONITORING & TESTING CORPORATION
                      NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1998, are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1998.

2.  Sales to Major Customer

The Company derived approximately 99 percent and 95 percent of its revenue in the three months ended December 31, 1998 and 1997, respectively, from a single customer, the Savannah River Site, a material processing facility operated for the United States Department of Energy by the Westinghouse Savannah River Company.

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


Item 2.  Management's Discussion and Analysis

Three months ended December 31, 1998 vs. 1997 Contract revenue for the three months ended December 31, 1998 increased approximately 41% over the same period of the prior fiscal year. The increase is a result of an increase in drilling services at its major customer, Westinghouse Savannah River Company. Management, in an effort to continue profitability, has reduced non-productive personnel. Indirect costs and selling, general and administrative costs decreased in relation to sales due to the significant increase in revenues. The net income for the three months ended December 31, 1998 was $102,342 as compared to a net income of $65,321 incurred in the same period of the previous year.

The Company has adopted FASB 109 Accounting for Income Taxes, and consequently is not required to record any tax expense due to its utilization of its net operating loss carry forwards. Therefore, no income tax expense or benefit is recorded in the three month period ending December 31, 1998 and 1997.

Liquidity and Capital Resources

During the three month period ended December 31, 1998, the Company generated its working capital requirements through operating activities. The Company's capital expenditures are generally for the replacement of equipment and are being kept to a minimum. The Company continues to perform repairs and maintenance on equipment and therefore does not anticipate any replacement of equipment in the current fiscal year. Although no assurances can be given, management is of the opinion that the working capital is sufficient to meet the Company's anticipated needs during the ensuing twelve months. At December 31, 1998 the Company had working capital of $410,805, a current ratio of 5.16:1, a debt to equity ratio of .1:1, and shareholders' equity of $774,094.

The Company has instituted ongoing programs to minimize any short term shortages of working capital, generate revenue, reduce operating costs and to increase accounts receivable turnover to generate positive cash flow. These programs include the implementation of controls to reduce indirect labor costs, the reduction of management, and the implementation of strict controls over the acquisition of capital assets. All non-productive assets are being identified and evaluated and are being sold when feasible. The Company believes that these actions will result in adequate liquidity for the fiscal year. In addition the Company may seek other sources of capital, however unfavorable operating results may impede the Company's ability to obtain bank financing to meet its working capital needs in the future.


                     Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

The Company's Board of Directors has authorized the purchase of Treasury shares from time to time from the open market when the market price of such shares is below the net book value of said shares. Since September 30, 1998 the Company has repurchased 205,200 of its shares from the open market.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company has set the record date of the 1998 Annual Shareholders Meeting to be February 12, 1999 with the meeting to be held on March 5, 1999.

Item 5.  Other Information

On October 1, 1998 Ms. Rebecca DelMedico was appointed to the Company's Board of Directors to serve until the 1998 Annual Shareholders Meeting.

Item 6.  Exhibits and Reports on Form 8-K.

None during the quarter ended December 31, 1998.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


           Environmental Monitoring & Testing Corporation
                            (Registrant)


Date: January 27, 1998                              By  /s/ George J. Georges
                                         George J. Georges, President and CEO
                                                 (Principal Executive Officer)