Form 10QSB
period 1999-03-31
ENVIRONMENTAL MONITORING & TESTING CORPORATION
filed 1999-05-13
CIK 842919

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended: March 31, 1999
                   Commission File Number 0-18296

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

                       Yes__X__ No_____


Title of each class                    Outstanding at March 31, 1999
  Common stock,                                  3,810,183
  par value $0.01

Transitional Small Business Disclosure Format (Check one)
                          Yes_____ No__X__


                   PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Unaudited financial statements for the quarter ended March 31, 1999 are provided on the five following pages.

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
                            (UNAUDITED)


ASSETS                                           March 31, 1999
Current Assets:
   Cash                                          $  353,090
   Accounts Receivable                               61,461
   Other Current Assets                              10,200
                                                   ________
      Total Current Assets                          424,751
Property, Plant, & Equipment                        361,415
                                                   ________
                                                 $  786,166
                                                   ========

LIABILITIES & STOCKHOLDERS EQUITY
Current Liabilities:
   Accounts Payable                              $   20,700
   Accrued Expenses                                  23,597
                                                   ________
       Total Current Liabilities                     44,297

Stockholders' Equity
   Preferred Stock - $.01 Par Value -
   1,000,000 shares authorized, and none
   issued
   Common Stock - $.01 Par Value -
   30,000,000 and 10,000,000 shares
   authorized and 6,184,000 shares issued            61,840
   Capital-In-Excess of Par                       1,978,483
   Retained Deficit                              (1,082,191)
                                                  _________
                                                    958,132
   Less: Cost of Treasury Stock - 2,373,817
   shares held on March 31, 1999                   (216,263)
                                                  _________
       Total Shareholders' Equity                   741,869
                                                   =========
                                                 $  786,166

                       See Accompanying Notes

           ENVIRONMENTAL MONITORING & TESTING CORPORATION
           STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                             (UNAUDITED)

                                  Three Months Ended         Six Months Ended
                                       March 31,                 March 31,
                                   1999          1998         1999           1998
Contract revenue              $   152,717    $  179,735    $  526,235    $  445,313
                               __________    __________    __________    __________
Contract costs and expenses:
  Direct contract cost             82,775        77,068       267,135       183,667
  Indirect contract cost           44,296        32,823        82,361        61,678
  Selling, general and
     administrative expenses       61,253        56,089       104,974       114,252
  Depreciation                      5,967         8,097        13,199        16,193
  (Gain) on sale of machinery
     and equipment                   ----          ----          ----          (300)
                               __________    __________    __________    __________
     Total contract costs
      and expenses                194,291       174,077       467,669       375,490
                               __________    __________    __________    __________
Income (Loss) from operations     (41,574)        5,658        58,566        69,823
                               __________    __________    __________    __________
Other income (expenses):
  Interest income                   3,265           922         5,370         1,533
  Other, net                           84           631           181         1,177
                               __________    __________    __________    __________
     Total other income             3,349         1,553         5,551         2,710
                               __________    __________    __________    __________
Net income (loss)             $   (38,225)   $    7,211    $   64,117    $   72,533
                               ==========    ==========    ==========    ==========
Retained Deficit,
   Beginning of Period         (1,043,966)   (1,321,900)   (1,146,308)   (1,387,222)
                               __________    __________    __________    __________
Retained Deficit,
   End of Period              $(1,082,191)   $(1,314,689)  $(1,082,191)  $(1,314,689)
                              ===========    ===========   ===========   ===========
Net income per share
   information: (Note 3)
   Basic:
    Net income (loss)
      per share               $     (0.01)   $      0.00   $      0.02   $      0.02
                              ===========    ===========   ===========   ===========
    Weighted average number
      of common shares          3,799,072      3,975,383     3,823,574     3,975,383
                              ===========    ===========   ===========   ===========
   Diluted:
    Net income (loss)
      per share               $     (0.01)   $      0.00   $      0.02   $      0.02
                              ===========    ===========   ===========   ===========
   Weighted average number
     of common shares           3,799,072      3,975,383     3,823,574     3,975,383
                              ===========    ===========   ===========   ===========

                          See Accompanying Notes


           ENVIRONMENTAL MONITORING & TESTING CORPORATION
                      STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                     Six Months Ended March 31,
                                                      1999               1998
Cash Flows from Operating Activities:                ___________    ___________
 Net Income (Loss)                                   $    64,117    $    72,533
 Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities:
   Depreciation                                           13,199         16,193
   (Gain) on Sale of Property & Equipment                                  (300)
   Issuance of Common Stock for Services                   6,000
   Changes in Certain Assets and Liabilities:
     Accounts Receivable                                 178,752        (36,094)
     Accounts Receivable--Settlement                     115,086
     Other Current Assets                                  9,502         (4,800)
     Accounts Payable                                    (60,229)       (15,113)
     Other Current Liabilities                           (18,726)         4,904
                                                     ___________    ___________
Net Cash Provided by (used in) Operating Activities      307,701         37,323
                                                     ___________    ___________
Cash Flows from Investing Activities:
 Sale of Machinery & Equipment                                              300
 Purchase of Equipment                                    (4,094)
                                                     ___________    ____________
Net Cash Provided by (used in) Investing Activities       (4,094)           300
                                                     ___________    ___________
Cash Flows from Financing Activities:
 Purchase of Treasury Stock                              (19,336)           ---
                                                     ___________    ___________
Net Cash Provided by (used in) Financing Activities      (19,336)           ---
                                                     ___________    ___________
Net Increase in Cash and Cash Equivalents                284,271         37,623

Cash and Cash Equivalents, beginning of period            68,819         42,756
                                                     ___________    ___________

Cash and Cash Equivalents, end of period             $   353,090    $    80,379
                                                     ===========    ===========
Supplemental Disclosure of Cash Paid:
 Interest                                            $         0    $         0

                          See Accompanying Notes

              ENVIRONMENTAL MONITORING & TESTING CORPORATION
                       NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1998.

2.  Sales to Major Customer

The Company derived approximately 99 percent and 91 percent of its revenue in the six months ended March 31, 1999 and 1998, respectively, from a single customer, the Savannah River Site, a material processing facility operated for the United States Department of Energy by the Westinghouse Savannah River Company.

3.  Net Income (Loss) Per Share

In 1998, the Company adopted SFAS No. 128, ("Earnings Per Share"), which requires the reporting of both basic and diluted earnings per share. Basic net loss per share is determined by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per sharereflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock, as long as the effect of their inclusion is not anti-dilutive.


Item 2.  Management's Discussion and Analysis

Six months ended March 31, 1999 vs. 1998

Contract revenue for the six months ended March 31, 1999 increased 18% over the same period of the prior fiscal year. The increase is primarily the result of an increase in releases of work from the Company's largest customer, Westinghouse Savannah River Company. Efforts have been made to perform drilling services for other customers. Direct contract costs have increased 10% of revenues because of an increase in sales of pumps which have a low gross margin.

Indirect contract costs have increased from 14% to 16% of revenues because of the relatively fixed nature of these expenses and the shortfall in revenues during the second quarter fiscal 1999.

Selling, general and administrative expenses decreased as a result of expense controls.

Depreciation expense was reduced because of some equipment becoming fully depreciated.


Three months ended March 31, 1999 vs. 1998

Contract revenues for the three months ended March 31, 1999 decreased 15% over the same period of the prior fiscal year. The decrease is the result of a decrease in releases of work from Westinghouse Savannah River Company. Management has reduced non-productive personnel and non-productive hours until revenues increase.

Indirect costs and Selling, general and administrative expenses increased in relation to sales because of their relatively fixed nature.

Depreciation expense was reduced because of some equipment becoming fully depreciated.


Liquidity and Capital Resources

During the six month period ended March 31, 1999 the Company generated its working capital requirements through operating activities. The Company's capital expenditures are generally for the replacement of equipment and are being kept to a minimum. The Company continues to perform repairs and maintenance on equipment and therefore does not anticipate any replacement of equipment in the current fiscal year. Although no assurances can be given, management is of the opinion that the working capital is sufficient to meet the Company's anticipated needs during the ensuing twelve months. At March 31, 1999 the Company had working capital of $380,454, a debt to equity ratio of .06:1 and shareholders' equity was $741,869.

The Company has instituted ongoing programs to minimize any short term shortages of working capital, generate revenue, reduce operating costs and to increase accounts receivable turnover to generate positive cash flow. These programs include the implementation of controls to reduce indirect labor costs, the reduction of management, and the implementation of strict controls over the acquisition of capital assets. All non-productive assets are being identified and evaluated and are being sold when feasible. The Company believes that these actions will result in adequate liquidity for the fiscal year. In addition, the Company may seek other sources of capital, however the unfavorable operating results may impede the Company's ability to obtain bank financing to meet its working capital needs in the future.


                       Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None


Item 2.  Changes in Securities

The Company's Board of Directors has authorized the purchase of Treasury shares from time to time from the open market when the market price of such shares is below the net book value of said shares. Since September 30, 1998 the Company has repurchased 205,200 of its shares from the open market. The Company's Board issued 20,000 shares of common stock to employees and 20,000 shares of common stock to a director in January 1999.


Item 4.  Submission of Matters to a Vote of Security Holders

The Company had set the record date of the 1998 Annual Shareholders Meeting to be February 12, 1999 with the meeting to be held on March 5, 1999. This has been revised to a record date of April 9, 1999 with the meeting to be held on May 14, 1999.


Item 5.  Other Information

None


Item 6.  Exhibits and Reports on Form 8-K.

None during the quarter ended March 31, 1999.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


             Environmental Monitoring & Testing Corporation
                               (Registrant)


Date: May 14, 1999                                  By  /s/ George J. Georges
                                                            George J. Georges
                                                Chairman of the Board and CEO
                                                 (Principal Executive Officer)