Form 10QSB
period 1999-06-30
ENVIRONMENTAL MONITORING & TESTING CORPORATION
filed 1999-08-11
CIK 842919

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1999

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

Yes__X__ No_____

Title of each class Outstanding at July 31, 1999

Common stock, 3,810,183

par value $0.01

Transitional Small Business Disclosure Format (Check one)

Yes_____ No__X__

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited financial statements for the quarter ended June 30, 1999 are provided on the five following pages.

INDEX

Balance Sheet Page 3

Statements of Operations and Retained Earnings Page 4

Statements of Cash Flows Page 5

Notes to Financial Statements Page 6

ENVIRONMENTAL MONITORING & TESTING CORPORATION

BALANCE SHEET

(UNAUDITED)

ASSETS	June 30, 1999
Current Assets:
Cash	$308,767
Accounts Receivable	22,905
Other Current Assets	8,300
Total Current Assets	339,972
Property, Plant, & Equipment	355,448
$695,420

LIABILITIES & STOCKHOLDERS EQUITY
Current Liabilities:
Accounts Payable	$11,860
Accrued Expenses	32,787
Total Current Liabilities	44,647
Stockholders' Equity
Preferred Stock - $.01 Par Value - 1,000,000 shares authorized, and none issued	0
Common Stock - $.01 Par Value - 30,000,000 and 10,000,000 shares authorized and 6,184,000 shares issued	61,840
Capital-In-Excess of Par	1,978,483
Retained Deficit	(1,173,287)
867,036
Less: Cost of Treasury Stock - 2,373,817 shares held on June 30, 1999	(216,263)
Total Shareholders' Equity	650,773
$695,420

See Accompanying Notes

ENVIRONMENTAL MONITORING & TESTING CORPORATION

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	1999	1998	1999	1998

Contract revenue	$ 38,089	$ 175,392	$ 564,323	$ 620,705

Contract costs and expenses:
Direct contract cost	50,574	78,993	317,709	262,659
Indirect contract cost	34,832	40,149	117,193	101,828
Selling, general and administrative expenses	41,612	55,022	146,586	169,274
Depreciation	5,967	9,018	19,166	25,212
(Gain) on sale of machinery and equipment	----	(11,250)	----	(11,550)

Total contract costs and expenses	132,985	171,932	600,654	547,423

Income (Loss) from operations	(94,896)	3,460	(36,331)	73,282

Other income (expenses):
Interest income	3,761	1,241	9,131	2,774
Other, net	39	121	221	1,299

Total other income	3,800	1,362	9,352	4,073

Net income (loss)	$ (91,096)	$ 4,822	$ (26,979)	$ 77,355

Retained Deficit, Beginning of Period	(1,082,191)	(1,314,689)	(1,146,308)	(1,387,222)

Retained Deficit, End of Period	$(1,173,287)	$(1,309,867)	$ (1,173,287)	$ (1,309,867)

Net income per share information: (Note 3)
Basic:
Net income (loss) per share	$ (.02)	$ 0.00	$ (.01)	$ .02
Weighted average number of common shares	3,810,183	3,975,383	3,819,110	3,975,383

Diluted:
Net income (loss) per share	$ (.02)	$ 0.00	$ (.01)	$ .02
Weighted average number of common shares	3,810,183	3,975,383	3,819,110	3,975,383

See Accompanying Notes

ENVIRONMENTAL MONITORING & TESTING CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,

	1999	1998
Cash Flows from Operating Activities:
Net Income (Loss)	$(26,979)	$77,355
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation	19,166	25,212
(Gain) on Sale of Property & Equipment	----	(11,550)
Issuance of common stock for services	6,000	----
Changes in Certain Assets and Liabilities:
Accounts Receivable	217,308	(28,571)
Accounts Receivable Settlement	115,086	----
Other Current Assets	11,402	(5,200)
Accounts Payable	(69,069)	9,708
Other Current Liabilities	(9,536)	4,814

Net Cash Provided by (used in) Operating Activities	263,378	71,768

Cash Flows from Investing Activities:
Sale of Machinery & Equipment	----	17,300
Purchase of Machinery & Equipment	(4,094)	(55,300)

Net Cash Provided by (used in) Investing Activities	(4,094)	(38,000)

Cash Flows from Financing Activities:
Principal Payments for Borrowings	----	----
Proceeds from Borrowings	----	55,000
Purchase of Treasury stock	(19,336)	----

Net Cash Provided by (used in) Financing Activities	(19,336)	55,000

Net Increase in Cash and Cash Equivalents	239,948	88,768

Cash and Cash Equivalents, beginning of period	68,819	42,756

Cash and Cash Equivalents, end of period	$308,767	$131,524

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$0	$0
Sale of Assets through Accounts Receivable	0	3,000

See Accompanying Notes

ENVIRONMENTAL MONITORING & TESTING CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended September 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1998.

2. Sales to Major Customer

The Company derived approximately 95 percent and 88 percent of its revenue in the nine months ended June 30, 1999 and 1998, respectively, from a single customer, the Savannah River Site, a material processing facility operated for the United States Department of Energy by the Westinghouse Savannah River Company.

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

Item 2. Management's Discussion and Analysis

Nine months ended June 30, 1999 vs. 1998

Contract revenue for the nine months ended June 30, 1999 decreased 9% over the same period of the prior fiscal year. The decrease is primarily the result of a decrease in releases of work from the Company's largest customer, Westinghouse Savannah River Company. Efforts have been made to perform drilling services for other customers. Direct contract costs have increased 14% of revenues because of an increase in sales of pumps and performance of work which has a low gross margin.

Indirect contract costs have increased from 16% to 21% of revenues because of the relatively fixed nature of these expenses and the shortfall in revenues during the second quarter fiscal 1999.

Selling, general and administrative expenses decreased as a result of expense controls.

Depreciation expense was reduced because of some equipment becoming fully depreciated and as a result of the sale of four drill rigs during 1997. In June 1998 an additional auger drill rig was purchased because of an increased demand in services using this type of drill rig.

Three months ended June 30, 1999 vs. 1998

Contract revenues for the three months ended June 30, 1999 decreased 78% over the same period of the prior fiscal year. The decrease is the result of a decrease in releases of work from Westinghouse Savannah River Company. Management has reduced non-productive personnel and non-productive hours until revenues increase.

Indirect costs and Selling, general and administrative expenses increased in relation to sales because of their relatively fixed nature.

Depreciation expense was reduced because of some equipment becoming fully depreciated.

Liquidity and Capital Resources

During the nine month period ended June 30, 1999 the Company generated its working capital requirements through operating activities. The Company's capital expenditures are generally for the replacement of equipment and are being kept to a minimum. The Company continues to perform repairs and maintenance on equipment and therefore does not anticipate any replacement of equipment in the current fiscal year. Although no assurances can be given, management is of the opinion that the working capital is sufficient to meet the Company's anticipated needs during the ensuing twelve months. At June 30, 1999 the Company had working capital of $295,325, a debt equity ration of .07:1, and shareholders' equity was $650,773.

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

Item 4. Submission Matters to a Vote of Security Holders.

The board of directors set a record date of February 12, 1999 for an annual stockholders' meeting that was held on March 5, 1999 at 10:00 a.m. EST at the corporate offices of the Company. This was revised to a record date of April 9, 1999 with the meeting held on May 14, 1999. The proxies and financial information were mailed on or about April 13, 1999.

The following actions were acted upon at the meeting of the stockholders:

I. The following were elected to serve on the board of directors of the Company until the Company's next annual meeting:

George J. Georges votes: for 2,744,713 against 16,350 withheld 361,200

Michael Camino votes: for 2,744,713 against 16,350 withheld 361,200

Rebecca J. DelMedico votes: for 2,746,513 against 15,750 withheld 360,000

II. Ratify the appointment of Margolies, Fink and Wichrowski as independent auditors for the fiscal year ending September 30, 1999.

Votes: for 2,807,463 against 10,800 withheld 304,000

III. No other matters were acted upon.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

None during the quarter ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Environmental Monitoring

& Testing Corporation

(Registrant)

Date: August 13, 1999 By /s/ George J. Georges

George J. Georges, President, Chairman of the Board and CEO

(Principal Executive Officer)