Form 10KSB
period 1999-09-30
ENVIRONMENTAL MONITORING & TESTING CORPORATION
filed 1999-12-28
CIK 842919

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 or 15 (D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 1999

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

Common Stock, $.01 par value None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Company's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

Registrant's revenues for the year ended September 30, 1999 its most recent fiscal year were $639,547.

The aggregate market value of the registrant's common stock held by non-affiliates as of November 30, 1999 was approximately $113,000. The number of shares of the registrant's common stock outstanding as of November 30, 1999 was 3,810,183.

Documents Incorporated by Reference: Definitive Proxy Statement for 1999 Annual Meeting of Shareholders Incorporated into Part II and Part III of Form 10-KSB and See Exhibit Index.

Page 1 of 25 Pages

Exhibit Index at Page 24

TABLE OF CONTENTS

PART I

Page

Item 1. Business 3

Item 2. Properties 7

Item 3. Legal Proceedings 7

Item 4. Submission of Matters to a Vote of Security Holders 8

PART II

Item 5. Market for Common Equity & Related Stockholder Matters 8

Item 6. Management's Discussion & Analysis or Plan of Operation 9

Item 7. Financial Statements 12

Item 8. Changes in & Disagreements with Accountants on Accounting & Financial Disclosure 23

PART III

Item 9. Directors & Executives Officers, Promoters and Control Persons; Compliance With Section 16(a)of the Exchange Act 23

Item 10. Executive Compensation 23

Item 11. Security Ownership of Certain Beneficial Owners and Management 23

Item 12. Certain Relationships & Related Transactions 24

PART IV

Item 13. Exhibits and Reports on Form 8-K 24

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

The majority of the drilling services provided by the Company are to facilitate the testing of ground water and related soil conditions. A contract generally involves drilling a predetermined number of wells at various points around a job site as identified by the customer. A job site is usually under the control of a hydrologic or geologic engineering department of the customer requiring such work. Wells drilled for the purpose of testing ground water are typically relatively shallow, averaging approximately 50 to 500 feet in depth. The time spent at a job site is more a reflection of the decontamination procedures and sampling requirements, rather than the depth of the wells. Since most jobs must be completed within a specific time period, the Company must provide as many drilling rigs as necessary to drill the required number of wells within that time. Also, conditions may require having two types of drilling rigs on a project: an auger drilling rig to drill through the softer overburden and a rotary or hammer drilling rig for rock. As a result, the Company is limited in the number of jobs which it can perform simultaneously. The Company believes however, that it possesses an advantage over the smaller competitors because of the number of rigs it owns.

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

The Company derived approximately 94 percent and 82 percent of its revenue in the fiscal years ended September 30, 1999 and 1998, respectively, from WSRC pursuant to its contracts for drilling services at the Site. On August 27, l998 the Company entered into a new contract with WSRC, which allocates $1.1 million to be used for environmental drilling on the Site. The period of performance is October 1, 1998 to October 1, 2000. The unit price paid for labor under this contract is fixed and the unit price for materials can be renegotiated by the Company, at the end of one year. This contract with WSRC gives the Company the right to perform environmental drilling at the Site on an as needed basis; however the dollar amount of this contract is not binding or enforceable by the Company but is a framework for releases of job orders. There can be no assurances that the work to be performed by the Company will be equal to the $1.1 million contract.

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

Backlog

As of November 30, 1999 the backlog of signed and verbal contracts totaled approximately $35,000, of which none is attributable to the Site. Generally the backlog of signed and verbal contracts are not canceled, though there can be no assurances that such cancellations will not occur. This work is in progress or scheduled to be substantially completed by the end of January 2000. Since most of the Company's work (except for the WSRC contract) is of short to medium duration and awarded with little advance notice, the backlog of signed contracts at any given time is generally not representative of how well the Company is doing or will do over any particular time period.

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

Employees

As of November 30, 1999 the Company employed a total of 8 employees. See Item 1. "Business-Introduction".

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

During 1998, the Company sold a drill rig and tooling. As equipment is sold the proceeds have been used enhance working capital. The Company did not consider this equipment to be materially important to its operation since suitable equipment is available. See Item 6. "Management's Discussion & Analysis" and Item 7. "Financial Statements".

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

The Company did not merge with Jansko, Inc., and on May 1, 1996 Mr. George J. Georges, the Company's President and CEO, filed a petition in the Federal District Court of Fort Lauderdale, Florida to move Jansko, Inc., into Chapter 7--Liquidation of the Bankruptcy Act and it Amendments. On May 23, 1996 an Order For Relief was entered by the United States Bankruptcy Court, Southern District of Florida in Fort Lauderdale, Florida. As a result of these events and uncertainty of any recovery, the Company recorded a loss during the quarter ended March 31, 1996 on all advances and loans to Jansko, Inc.

A majority shareholder of the Company filed various lawsuits against certain officers and directors of Jansko, Inc. and related parties on behalf of the Company and other parties seeking restitution of funds advanced. The Company and other parties assigned their rights to the majority shareholder and will share in any awards less legal and other expenses, on a pro rata basis. In September 1998 the Company was advised that a settlement was reached with a related party and that the Company would receive $115,086. This amount was deposited into the Company's bank account on October 13, 1998.

On November 12, 1999 the Company was named as a defendant in a breach of contract suit filed in the South Carolina Court of Common Pleas in Aiken County by a former officer and employee. The suit seeks actual, consequential, and incidental damages. The Company is aggressively defending this action and alleges that this action is without merit.

Item 4. Submission of Matters to a Vote of Security Holders

None during the quarter ended September 30, 1999.

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

Bid Prices (1)

Common Stock High Low

First Quarter Ending 12/31/98 $0.12 $0.05

Second Quarter Ending 3/31/99 $0.36 $0.14

Third Quarter Ending 6/30/99 $0.32 $0.22

Fourth Quarter Ending 9/30/99 $0.20 $0.14

Bid Prices (1)

Common Stock High Low

First Quarter Ending 12/31/97 $0.06 $0.02

Second Quarter Ending 3/31/98 $0.06 $0.02

Third Quarter Ending 6/30/98 $0.09 $0.06

Fourth Quarter Ending 9/30/98 $0.09 $0.02

(1) Such over-the-counter market quotations reflect in-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

As of September 30, 1999 there were approximately 125 shareholders of record of the Company's common stock. The Company believes that there are in excess of 250 beneficial owners of the common stocks.

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

Item 6. Management's Discussion and Analysis or Plan of Operation

Results of Operations

During the first quarter of fiscal year 1999, the Company experienced a significant increase in the demand for services provided by the Company. This condition did not continue during the remainder of the year, as there was a significant decrease in the demand for drilling services provided by the Company during the second, third and fourth quarters. Increased marketing efforts have been implemented to reduce the reliance on the Savannah River Plant.

Though no assurances can be made, the Company anticipates that these efforts and energies will improve the utilization of drilling equipment and related assets. Management is committed to monitoring the operating results and to make decisions based upon those monitored results to maximize the return on investment of the assets deployed by its operations.

Comparison of Fiscal Years 1999 and 1998

Contract revenue decreased approximately $332,000 or 34% in 1999 as compared to 1998. The decrease in the revenue was the result of a decrease in the requirement of drilling services at the Savannah River Site, which was not offset by increased revenue from independent engineering consultants.

Direct contract costs decreased $73,535 but increased 11.7% of revenues in 1999 as compared to 1998. Of this, $151,000 represents a decrease in volume while $77,000 represents an increase in other costs and a rise in labor costs resulting from a decline in operating efficiencies.

Indirect contract costs were relatively flat and increased 7.4% as a percent of revenues in 1999 as compared to 1998. The percentage increase was a result of an overall decrease in revenues during the period as measured against costs which are relatively fixed.

Selling, general and administrative expenses decreased $35,802 but increased 6.8% as a percent of revenue in 1999 as compared to 1998. The percentage increase is a result of fixed administrative expenses being compared to decreased revenues in 1999.

Depreciation expense decreased $8,691 because of the sale of a drill rig in 1998 and as a direct result of the age of certain equipment. These factors offset the depreciation impact for the drill rig purchased in late fiscal 1998. See Item 7. "Financial Statements".

During 1998 a drill rig was sold with a cost basis of $62,352 resulting in a gain of $11,550. The amount of the gain is recorded as a gain on the sale of machinery and equipment. Miscellaneous equipment and supplies were sold during 1999 and 1998, these items were both recorded as other income during 1999 and 1998.

Interest income is a result of the investment of cash in short term treasury instruments.

The income tax benefit (expense) is a result of the statutory rates of federal income taxes and alternative minimum tax. The Company has taken a very conservative approach and has not recorded any deferred tax benefits associated with the net operating loss carry forwards. There currently are net operating carry overs for federal income tax purposes of approximately $1,404,000 and $1,404,000 for state income tax purposes . See Item 7. "Financial Statements".

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

Liquidity and Capital Resources

During 1999, the Company generated its working capital and capital expenditure requirements through cash reserves generated during 1998. In 1998, working capital and capital expenditure requirements were generated from profitable operating results. The Company's capital expenditures are generally needed for the replacement of equipment and the Company believes that its liquidity is sufficient to handle such replacement. At September 30, 1999, the Company had working capital of $243,663 and a current ratio of 7.4 to 1. At September 30, 1999, the total indebtedness aggregated $38,180 and shareholders' equity was $593,144. At September 30, 1999 the debt to equity ratio was .06 to 1.

On October 1, 1998 the Board of Directors authorized the Company to purchase common stock of the Company for Treasury shares in the open market at a price not to exceed the net book value of the shares of common stock. During fiscal 1999, the Company repurchased 205,200 shares of common stock or approximately 5% of the outstanding shares at a total purchase price of $19,336.

During 1995 the Company signed a letter of intent to merge with Jansko, Inc. Jansko, Inc. was engaged in designing, manufacturing and marketing office furniture including seating products, desks, tables, and credenzas. Since the signing of the letter of intent the Company advanced $385,841 to Jansko, Inc. in conjunction with the proposed merger of the two Companies.

The Company did not merge with Jansko, Inc., and on May 1, 1996 Mr. George J. Georges, the Company's President and CEO, filed a petition in the Federal District Court of Fort Lauderdale, Florida to move Jansko, Inc., into Chapter 7--Liquidation of the Bankruptcy Act and it Amendments. On May 23, 1996 an Order For Relief was entered by the United State Bankruptcy Court, Southern District of Florida in Fort Lauderdale, Florida. As a result of these events and uncertainty of any recovery, the Company recorded a loss during the quarter ended March 31, 1996 on all advances and loans to Jansko, Inc.

A majority shareholder of the Company filed various lawsuits against certain officers and directors of Jansko, Inc. and related parties on behalf of the Company and other parties seeking restitution of funds advanced. In September 1998 the Company was advised that a settlement was reached with a related party and that the Company would receive $115,086. This amount was deposited into the Company's bank account on October 13, 1998. See Part 1, Item 3 "Legal Proceedings" and Part II, Item 7 "Financial Statements".

The Company also has ongoing programs to generate greater revenue, reduce operating costs and to increase accounts receivable turnover to consistently generate positive cash flow. Although no assurances can be given, the Company believes that these actions will result in adequate liquidity for the next fiscal year.

Minimal capital expenditures were incurred during 1999, however, a drill rig was acquired during 1998. At present, the Company has adequate levels of property and equipment to operate its business and is continuing to evaluate equipment requirements. See Item 7. "Financial Statements".

Item 7. Financial Statements

INDEX

Page

Report of Margolies, Fink and Wichrowski, Independent Public Accountants 13

Balance Sheet as of September 30, 1999 14

Statement of Operations for Years Ended September 30, 1999 and 1998 15

Statement of Changes in Stockholders' Equity for Years Ended

September 30, 1999 and 1998 16

Statement of Cash Flows for Years Ended September 30, 1999 and 1998 17

Notes to Financial Statements 18

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or have been omitted.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors

Environmental Monitoring &

Testing Corporation

New Ellenton, South Carolina

We have audited the accompanying balance sheet of Environmental Monitoring & Testing Corporation as of September 30, 1999, and the related statements of operations, stockholders' equity and cash flow for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on the results of our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Environmental Monitoring & Testing Corporation as of September 30, 1999 and its results of operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

/s/ Margolies, Fink and Wichrowski

Pompano Beach, Florida

November 1, 1999

ENVIRONMENTAL MONITORING & TESTING CORPORATION

BALANCE SHEET

SEPTEMBER 30, 1999

ASSETS

Current assets:
Cash and cash equivalents	$193,788
Accounts receivable-trade	65,279
Inventories	5,400
Other current assets	10,876
Receivable from officer and director	6,500
Total current assets	281,843

Property, plant and equipment, net	349,481

$631,324

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$7,583
Accrued expenses	30,597
Total current liabilities	38,180

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares
authorized and none issued
Common stock, $.01 par value, 30,000,000 shares
authorized and 6,184,000 shares issued	61,840
Capital-in-excess of par	1,978,483
Accumulated deficit	(1,230,916)
809,407
Less: Cost of treasury stock, 2,373,817
shares held at September 30, 1999	(216,263)
Total stockholders' equity	593,144

$631,324

The accompanying notes are an integral part of these financial statements.

ENVIRONMENTAL MONITORING & TESTING CORPORATION

STATEMENT OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 1999 AND 1998

	1999	1998

Contract revenue	$639,547	$970,761

Contract costs and expenses:
Direct contract cost	360,532	434,067
Indirect contract cost	154,244	161,533
Selling, general and administrative expenses	196,728	232,530
Depreciation	25,133	33,824
(Gain) on sale of machinery and equipment	(250)	(11,550)

Total contract costs and expenses	736,387	850,404

Income (loss) from operations	(96,840)	120,357

Other income (expenses):
Interest income	11,938	3,670
Interest expense	--	(500)
Settlement of litigation	--	115,086
Other, net	294	2,300

Total other income	12,232	120,556

Net income (loss)	$(84,608)	$240,913

Net income (loss) per share information: (Note 1)

Basic:
Net income (loss) per share	$(.02)	$.06
Weighted average number of common shares	3,816,860	3,975,383

Diluted:
Net income (loss) per share	$(.02)	$.06
Weighted average number of common shares	3,816,860	3,975,383

The accompanying notes are an integral part of these financial statements.

ENVIRONMENTAL MONITORING & TESTING CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED SEPTEMBER 30, 1999 AND 1998

Capital
Common	Treasury	in excess	Retained
	Shares	Amount	Shares	Amount	of par	(Deficit)	Total
Balance, September 30,
1997	6,144,000	$ 61,440	(2,168,617)	$ (196,927)	$ 1,972,883	$(1,387,221)	$ 450,175

Net income						240,913	240,913

Balance September 30,
1998	6,144,000	$ 61,440	(2,168,617)	$ (196,927)	$ 1,972,883	$(1,146,308)	$ 691,088

Purchase of common stock			(205,200)	(19,336)			(19,336)

Issuance of common stock
to a director and employees	40,000	400			5,600		6,000

Net (loss)						(84,608)	(84,608)

Balance September 30,
1999	6,184,000	$ 61,840	(2,373,817)	$ (216,263)	$ 1,978,483	$ (1,230,916)	$ 593,144

The accompanying notes are an integral part of these financial statements.

ENVIRONMENTAL MONITORING & TESTING CORPORATION

STATEMENT OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 1999 AND 1998

	1999	1998
Cash flows from operating activities:
Net income (loss)	$(84,608)	$240,913
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	25,133	33,824
(Gain) on sale of machinery and equipment	(250)	(11,550)
Issuance of common stock for services	6,000	---
Changes in certain assets and liabilities:
Inventories	8,600	(11,500)
Accounts receivable	290,019	(266,291)
Receivable from officer and director	(6,500)	---
Other current assets	(5,174)	(3,002)
Accounts payable	(73,346)	58,890
Other current liabilities	(11,725)	25,529

Net cash used in operating activities	148,149	66,813

Cash flows from investing activities:
Sale of machinery and equipment	250	18,800
Purchase of machinery and equipment	(4,094)	(59,550)

Net cash used in investing activities	(3,844)	(40,750)

Cash flows from financing activities:
Common stock purchases	(19,336)	--
Proceeds from borrowing	--	55,000
Principal payments for borrowings	--	(55,000)
Net cash provided by (used in) financing activities	(19,336)	--

Net increase in cash and cash equivalents	124,969	26,063
Cash and cash equivalents, beginning of period	68,819	42,756

Cash and cash equivalents, end of period	$193,788	$68,819

Supplemental disclosure:
Issuance of common stock for services	$6,000	$--
Sale of assets through accounts receivable		1,500
Cash paid for interest		500
Total supplemental disclosure	$6,000	$2,000

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

Accounts receivable

Accounts receivable are reported at their net realizable value. An allowance for doubtful accounts is recognized when the Company does not expect to collect the full amount of its accounts receivable. The Company considers accounts receivable to be fully collectible at September 30, 1999.

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

ENVIRONMENTAL MONITORING & TESTING CORPORATION

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The Company did not merge with Jansko, Inc., and on May 1, 1996 Mr. George J. Georges, the Company's President and CEO, filed a petition in the Federal District Court of Fort Lauderdale,

ENVIRONMENTAL MONITORING & TESTING CORPORATION

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Florida to move Jansko, Inc., into Chapter 7--Liquidation of the Bankruptcy Act and its Amendments. On May 23, 1996 an Order For Relief was entered by the United State Bankruptcy Court, Southern District of Florida in Fort Lauderdale, Florida. As a result of these events and uncertainty of any recovery, the Company recorded a loss during the quarter ended March 31, 1996 on all advances and loans to Jansko, Inc.

A majority shareholder of the Company filed various lawsuits against certain officers and directors of Jansko, Inc. and related parties on behalf of the Company and other parties seeking restitution of funds advanced. In September 1998 the Company was advised that a settlement was reached with a related party and that the Company would receive $115,086. This amount was deposited into the Company's bank account on October 13, 1998.

3. PROPERTY, PLANT AND EQUIPMENT

At September 30, 1999, property, plant and equipment consisted of the following:

	Useful Lives		Accumulated	Net Book
	(Years)	Cost	Depreciation	Value
Land		$ 109,617	$ -	$ 109,617
Buildings and improvements	30	304,958	111,551	193,407
Drilling equipment and vehicles	2 - 7	405,042	358,584	46,458
Furniture and fixtures	3 - 5	9,459	9,459	-
Total property, plant, and equipment		$ 829,076	$ 479,594	$ 349,482

  LEASES

The Company rents equipment on an as needed basis for terms of one day to several months. Rent expense for the years ended September 30, 1999 and 1998, was approximately $16,306 and $3,190 resp

5. STOCK OPTION PLANS

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

ENVIRONMENTAL MONITORING & TESTING CORPORATION

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

As of September 30, 1999, there were no options issued under the plan.

6. INCOME TAXES

The Company accounts for income taxes according to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes".

The net deferred tax asset (liability) in the accompanying balance sheet as of September 30, 1999 includes deferred tax assets and liabilities attributable to the following items:

Deferred tax assets (liability):
Accrual to cash basis of accounting	$ (12,255)
Depreciation	(3,413)
Investment credit carry forwards	6,933
Net operating loss carry forwards	444,686
Net deferred tax asset (liability)	435,951
Valuation allowance for deferred tax assets	(435,951)
Net deferred asset tax (liability)	$ 0

As of September 30, 1999, the Company had available a cumulative federal net operating loss carry forward of approximately $1,411,000 which expires as follows: $46,000 in 2007, $406,000 in 2008, $394,000 in 2010, $540,000 in 2012, $25,000 in 2013, and a capital loss carryover of approximately $24,000 which expires in 2000. In addition, the Company has available an investment tax credit carry forward of $6,933 which expires in 2002. See Subsequent Events, Note 10.

7. STOCKHOLDERS' EQUITY

On October 1, 1998 the Board of Directors authorized the Company to purchase common stock of the Company for Treasury shares in the open market at a price not to exceed the net book value of the shares of common stock. During fiscal 1999, the Company repurchased 205,200 shares of common stock at a total purchase price of $19,336.

ENVIRONMENTAL MONITORING & TESTING CORPORATION

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

In January 1999 stock awards for 40,000 shares of restricted common stock of the Company were authorized by the Board of Directors and awarded to two employees and a director of the Company. The restricted common shares issued resulted in a $6,000 charge against fiscal 1999 income.

8. OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT

The Company's financial instruments subject to credit risk are primarily trade accounts receivable. Generally, the Company does not require collateral or other security to support customer receivables. The Company derived approximately 94 percent and 82 percent of its revenue in the years ended September 30, 1999 and 1998, respectively, from a single customer, the Westinghouse Savannah River Company, a material processing facility owned by the United States Department of Energy. A disruption of this relationship or a material reduction in the volume of business with the Westinghouse Savannah River Company could have a material adverse affect on the Company.

9. COMMITMENTS AND CONTINGENCIES

On November 12, 1999 the Company was named as a defendant in a breach of contract suit filed in the South Carolina Court of Common Pleas in Aiken County by a former officer and employee. The suit seeks actual, consequential, and incidental damages. The Company is aggressively defending this action and alleges that this action is without merit.

10. SUBSEQUENT EVENTS

On November 3, 1999 the majority shareholder of the Company sold a portion of his controlling interest in the Company to an unrelated third party along with transferring substantially all of his voting rights. The above sale may ultimately limit the Company's utilization of its net operating loss carryforward.

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

Compliance With Section 16(a) of the Exchange Act

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations from reporting persons that no reports were required for those persons, during the fiscal year ended September 30, 1999.

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

3.I Articles of Incorporation of the Company**

3.ii By-laws of the Company**

4 Specimen Share Certificate*

22 Published report regarding matters submitted to vote - Definitive Proxy

* Incorporated by reference to registrant's Amendment No. 2 to Registration Statement on Form S-18 as filed on January 25, 1989

** Incorporated by reference to the registrant's Registration Statement on Form S-18 as filed November 16, 1989.

(b) Reports on Form 8-K in the Fourth quarter of fiscal year 1999: None

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

Date: December 28, 1999 By /s/ Vincent Ferri

Vincent Ferri, President and CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature Capacity Date

/s/ Vincent Ferri President, Chief Executive Officer December 28, 1999

Vincent Ferri and Director

/s/ Sidney Pump Director December 28, 1999

Sidney Pump

/s/ Martin Jacoby Director December 28, 1999

Martin Jacoby