Form 10KSB/A
period 1999-09-30
ENVIRONMENTAL MONITORING & TESTING CORPORATION
filed 2000-01-10
CIK 842919

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

Common Stock, $.01 par value None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Company's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Registrant's revenues for the year ended September 30, 1999 its most recent fiscal year were $639,547.

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

Signature Capacity Date

/s/ Vincent Ferri President, Chief Executive Officer December 28, 1999

Vincent Ferri and Director

Director

Sidney Pump

/s/ Martin Jacoby Director December 28, 1999

Martin Jacoby