Form 10KSB/A
period 1999-09-30
ENVIRONMENTAL MONITORING & TESTING CORPORATION
filed 2000-01-31
CIK 842919

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

Common Stock, $.01 par value None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Company's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Registrant's revenues for the year ended September 30, 1999 its most recent fiscal year were $639,547.

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

Item 7. Financial Statements 13

Item 8. Changes in & Disagreements with Accountants on Accounting & Financial Disclosure 24

PART III

Item 9. Directors & Executives Officers, Promoters and Control Persons; Compliance With Section 16(a)of the Exchange Act 24

Item 10. Executive Compensation 24

Item 11. Security Ownership of Certain Beneficial Owners and Management 24

Item 12. Certain Relationships & Related Transactions 25

PART IV

Item 13. Exhibits and Reports on Form 8-K 25

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

In conjunction with this transaction the Company borrowed $175,000 from a bank, which it secured by a certificate of deposit in the amount of $175,000. The proceeds of this loan were advanced to the acquiring shareholder and used to purchase the stock from the former majority shareholder.

This transaction resulted in a reduction of the working capital of the Company. The acquiring shareholder is a partnership and the general partners have, and will, from time to time make advances to the Company on behalf of the partnership to reduce the loan from the Company to the partnership. However, no assurances can be given that these advances will continue to meet the working capital needs of the Company.

Item 7. Financial Statements

INDEX

Page

Report of Margolies, Fink and Wichrowski, Independent Public Accountants 14

Balance Sheet as of September 30, 1999 15

Statement of Operations for Years Ended September 30, 1999 and 1998 16

Statement of Changes in Stockholders' Equity for Years Ended

September 30, 1999 and 1998 17

Statement of Cash Flows for Years Ended September 30, 1999 and 1998 18

Notes to Financial Statements 19

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

In conjunction with this transaction the Company borrowed $175,000 from a bank, which it secured by a certificate of deposit in the amount of $175,000. The proceeds of this loan were advanced to the acquiring shareholder and used to purchase the stock from the former majority shareholder.

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

Vincent Ferri and Director

/s/ Martin Jacoby Director December 28, 1999

Martin Jacoby