Form 10QSB
period 1999-12-31
ENVIRONMENTAL MONITORING & TESTING CORPORATION
filed 2000-02-14
CIK 842919

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 1999

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

Yes No X

Title of each class Outstanding at February 1, 2000

Common stock, 3,810,183

par value $0.01

Transitional Small Business Disclosure Format (Check one)

Yes No X

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited financial statements for the quarter ended December 31, 1999 are provided on the four following pages.

INDEX

Balance Sheet Page 3

Statements of Operations and Retained Earnings (Deficit) Page 4

Statements of Cash Flows Page 5

Notes to Financial Statements Page 6

ENVIRONMENTAL MONITORING & TESTING CORPORATION

BALANCE SHEET

(UNAUDITED)

ASSETS	December 31, 1999
Current Assets:
Cash	$2,557
Restricted cash, current portion	1,770
Accounts Receivable	86,420
Inventories	5,500
Other Current Assets	2,150
Total Current Assets	98,397
Property, Plant, & Equipment, net	343,514
Restricted cash, long-term portion	173,952
Note receivable from shareholder	175,226
$791,089
LIABILITIES & STOCKHOLDERS EQUITY
Current Liabilities:
Note payable, current portion	$13,446
Accounts Payable	36,375
Accrued Expenses	31,221
Advances from officers and directors	8,492
Total Current Liabilities	89,534

Note payable, long-term portion	160,506

Stockholders' Equity:
Preferred Stock - $.01 Par Value - 1,000,000 shares authorized, and none issued	0
Common Stock - $.01 Par Value - 30,000,000 and 10,000,000 shares authorized and 6,184,000 shares issued	61,840
Capital-In-Excess of Par	1,978,483
Retained Earnings (Deficit)	(1,283,011)
757,312
Less: Cost of Treasury Stock - 2,373,817 shares held on December 31, 1999	(216,263)
Total Shareholders' Equity	541,049
$791,089

See Accompanying Notes

ENVIRONMENTAL MONITORING & TESTING CORPORATION

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(UNAUDITED)

	Three Months Ended December 31,
	1999	1998

Contract revenue	$113,056	$373,518

Contract costs and expenses:
Direct contract cost	61,308	184,360
Indirect contract cost	43,898	38,065
Selling, general and administrative expenses	55,158	43,720
Depreciation	5,966	7,232

Total contract costs and expenses	166,330	273,377

Income (loss) from operations	(53,274)	100,141

Other income (expenses):
Interest income (expense), net	1,039	2,104
Other, net	140	97

Total other income	1,179	2,201

Net income (loss)	$(52,095)	$102,342

Retained Deficit, Beginning of Period	(1,230,916)	(1,146,308)
Retained Deficit, End of Period	$(1,283,011)	$(1,043,966)

Net income (loss) per share information: (Note 3)

Basic:
Net income (loss) per share	$(0.01)	$0.03
Weighted average number of common shares	3,810,183	3,847,544

Diluted:
Net income (loss) per share	$(0.01)	$0.03
Weighted average number of common shares	3,810,183	3,847,544

See Accompanying Notes

ENVIRONMENTAL MONITORING & TESTING CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended December 31,

	1999	1998
Cash Flows from Operating Activities:
Net Income (Loss)	$(52,095)	$102,342
Adjustments to Reconcile Net Income (loss) to Net Cash
Provided by Operating Activities:
Depreciation	5,966	7,232
Changes in Certain Assets and Liabilities:
Accounts Receivable	(21,141)	116,535
Other Current Assets	8,626	4,402
Accounts Payable	28,792	(19,214)
Other Current Liabilities	624	(5,303)

Net Cash Provided by (used in) Operating Activities	(29,228)	205,994

Cash Flows from Financing Activities:
Increase in restricted cash	(175,722)	0
Proceeds from borrowing of long-term debt	175,000	0
Repayment of long-term debt	(1,048)	0
Note receivable from shareholder	(175,226)	0
Repayments of amounts due from related parties	14,993	0
Purchase of Treasury Stock	0	(19,336)

Net Cash Provided by (used in) Financing Activities	(162,003)	(19,336)

Net Increase (Decrease) in Cash and Cash Equivalents	(191,231)	186,658

Cash and Cash Equivalents, Beginning of period	193,788	68,819

Cash and Cash Equivalents, End of period	$2,557	$255,477

Supplemental Disclosure of Cash Paid:
Interest	$1,849	$0

See Accompanying Notes

ENVIRONMENTAL MONITORING & TESTING CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1999, are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1999.

2. Sales to Major Customer

The Company derived approximately 79 percent and 99 percent of its revenue in the three months ended December 31, 1999 and 1998, respectively, from a single customer, the Savannah River Site, a material processing facility operated for the United States Department of Energy by the Westinghouse Savannah River Company.

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

4. Commitments and Contingencies

On November 12, 1999 the Company was named as a defendant in a breach of contract suit filed in the South Carolina Court of Common Pleas in Aiken County by a former officer and employee. The suit seeks actual, consequential, and incidental damages. The Company is aggressively defending this action and alleges that this action is without merit.

5. Restricted Cash and Notes Receivable and Payable

On November 3, 1999 the majority shareholder of the Company sold a portion of his controlling interest in the Company to a then-unrelated third party along with transferring substantially all of his voting rights.

In conjunction with this transaction the Company borrowed $175,000 from a bank, which it secured by a certificate of deposit in the amount of $175,000. The proceeds of this loan were then loaned to the acquiring shareholder and used to purchase the stock from the former majority shareholder. The shareholder's loan is payable on the same basis as the Company's bank loan. The note receivable is collateralized by 1,000,000 shares of common stock of the Company.

Item 2. Management's Discussion and Analysis

Three months ended December 31, 1999 vs. 1998

Contract revenue for the three months ended December 31, 1999 decreased approximately 70% over the same period of the prior fiscal year. The decrease is a result of a decrease in drilling services at its major customer, Westinghouse Savannah River Company. Management, in an effort to continue profitability, has reduced non-productive personnel and concentrated on marketing to other engineering firms. Indirect costs and selling, general and administrative costs increased in relation to sales due to the significant decrease in revenues and relatively fixed nature of these expenses. The net loss for the three months ended December 31, 1999 was $52,095 as compared to a net income of $102,342 incurred in the same period of the previous year.

The Company has adopted FASB 109 Accounting for Income Taxes, and consequently is not required to record any tax expense due to its utilization of its net operating loss carry forwards. Therefore, no income tax expense or benefit is recorded in the three month period ending December 31, 1999 and 1998.

Liquidity and Capital Resources

During the three month period ended December 31, 1999, the Company generated its working capital requirements through operating activities and loans from officers and directors. On November 3, 1999 the majority shareholder of the Company sold a portion of his controlling interest in the Company to an unrelated third party along with transferring substantially all of his voting rights. In conjunction with this transaction the Company borrowed $175,000 from a bank, which it secured by a certificate of deposit in the amount of $175,000. The proceeds of this loan were then loaned to the acquiring shareholder and used to purchase the stock from the former majority shareholder. This transaction resulted in a reduction of the working capital of the Company. The acquiring shareholder is a partnership and the general partners have and will make payments to the Company on behalf of the partnership to reduce the loan from the Company to the partnership.

At December 31, 1999 the Company had insufficient working capital to meet its ongoing working capital requirements. The Company met certain of its working capital requirements during the three months ended December 31, 1999 from loans made to it by its officers and directors, who have continued to make working capital loans to the Company in fiscal year 2000. However, there can be no assurance that the officers and directors will continue to make working capital loans to the Company, that the Company will be able to meet its working capital requirements from operations, or that working capital will be available to the Company from third-party lenders or equity investors.

The Company's capital expenditures are generally for the replacement of equipment and are being kept to a minimum. The Company continues to perform repairs and maintenance on equipment and therefore does not anticipate any replacement of equipment in the current fiscal year. Although no assurances can be given, management is of the opinion that the working capital is sufficient to meet the Company's anticipated needs during the ensuing twelve months. At December 31, 1999 the Company had working capital of $8,863, a current ratio of 1.1:1, a debt to equity ratio of .5:1, and shareholders' equity of $541,049.

The Company has instituted ongoing programs to minimize any short term shortages of working capital, generate revenue, and to reduce operating costs to generate positive cash flow. These programs include the implementation of controls to reduce labor costs, and the implementation of strict controls over the acquisition of capital assets. All non-productive assets are being identified and evaluated and are being sold when feasible. The Company believes that these actions will result in adequate liquidity for the fiscal year. In addition the Company may seek other sources of capital, however unfavorable operating results may impede the Company's ability to obtain bank financing to meet its working capital needs in the future.

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

Item 2. Changes in Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Pursuant to a Stock Purchase Agreement dated August 1, 1999, on November 3, 1999, WFD Partnership (the "Partnership") purchased 1,000,000 shares of the Company's common stock, $.01 par value, from George J. Georges, who was then an officer, director and the principal shareholder of the Company. On August 1, 1999, the Partnership entered into a Stock Purchase and Voting Rights Agreement with Mr. Georges pursuant to which he agreed to sell, and the Partnership agreed to buy, an additional 900,000 shares of Mr. Georges' common stock on or before December 3, 2000. At closing of the stock purchase, Vincent Ferri and Martin Jacoby, who are both general partners of the Partnership, and Sidney Pump, whose wife, Juleen Pump, is also a general partner, were elected directors of the Company and the Company's previous officers and directors then resigned. Mr. Ferri was subsequently elected president of the Company, Mr. Jacoby was elected treasurer, and Mr. Pump was elected secretary. Mr. Pump resigned as an officer and director by resignation letter dated January 10, 2000, and received by the Registrant January 18, 2000.

Of the purchase price of $277,500 paid by the Partnership to Mr. Georges to acquire 1,000,000 shares of his common stock, $175,000 was borrowed by the Partnership from the Company, $100,000 was borrowed by the Partnership from Dennis Jacoby, a general partner of the Partnership, and the balance of $2,500 was contributed by Sidney Pump. Subsequent to the funding of the loan from the Company to the Partnership, the Company and the Partnership executed a loan agreement dated January 21, 2000, to evidence the November 3, 1999, loan transaction.

Item 6. Exhibits and Reports on Form 8-K.

  Exhibits--None
  During the quarter ended December 31, 1999 the Company was required to file a Form 8-K on or about November 3, 1999. This filing regarding "Changes in Control of Registrant" was filed on February 4, 2000. On January 25, 2000 a Form 8-K was filed relative to "Resignations of Registrant's Directors."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Environmental Monitoring

& Testing Corporation

(Registrant)

Date: February 14, 2000 By /s/ Vincent A Ferri

Vincent A. Ferri, President and CEO

(Principal Executive Officer)

By /s/ Martin Jacoby

Martin Jacoby, Treasurer