Form 10QSB
period 2000-03-31
ENVIRONMENTAL MONITORING & TESTING CORPORATION
filed 2000-05-11
CIK 842919

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2000

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

Yes No X

Title of each class Outstanding at May 1, 2000

Common stock, 3,810,183

par value $0.01

Transitional Small Business Disclosure Format (Check one)

Yes No X

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited financial statements for the quarter ended March 31, 2000 are provided on the following pages.

INDEX

Balance Sheet Page 3

Statements of Operations and Retained Earnings (Deficit) Page 4

Statements of Cash Flows Page 5

Notes to Financial Statements Page 6

ENVIRONMENTAL MONITORING & TESTING CORPORATION

BALANCE SHEET

(UNAUDITED)

ASSETS	March 31, 2000
Current Assets:
Cash	$5,180
Restricted cash, current portion	22,103
Accounts Receivable	78,908
Inventories	7,900
Other Current Assets	5,050
Total Current Assets	119,141

Property, Plant, & Equipment, net	337,547
Restricted cash, long-term portion	156,792
Note receivable from shareholder	171,774
$785,254
LIABILITIES & STOCKHOLDERS EQUITY
Current Liabilities:
Note payable, current portion	$13,854
Accounts Payable	80,071
Accrued Expenses	19,164
Advances from officers and directors	24,458
Total Current Liabilities	137,547

Note payable, long-term portion	156,792

Stockholders' Equity:
Preferred Stock - $.01 Par Value - 1,000,000 shares authorized, and none issued	---
Common Stock - $.01 Par Value - 30,000,000 and 10,000,000 shares authorized and 6,184,000 shares issued	61,840
Capital-In-Excess of Par	1,978,482
Retained Earnings (Deficit)	(1,333,144)
707,178
Less: Cost of Treasury Stock - 2,373,817 shares held on March 31, 2000	(216,263)
Total Shareholders' Equity	490,915
$785,254

See Accompanying Notes

ENVIRONMENTAL MONITORING & TESTING CORPORATION

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2000	1999	2000	1999

Contract revenue	$ 98,522	$ 152,717	$ 211,578	$ 526,235

Contract costs and expenses:
Direct contract cost	53,617	82,775	114,926	267,135
Indirect contract cost	38,249	44,296	82,147	82,361
Selling, general and administrative expenses	52,945	61,253	108,102	104,974
Depreciation	5,967	5,967	11,933	13,199

Total contract costs and expenses	150,778	194,291	317,108	467,669

Income (Loss) from operations	(52,256)	(41,574)	(105,530)	58,566

Other income (expenses):
Interest income (expense), net	1,992	3,265	3,032	5,370
Other, net	131	84	270	181

Total other income	2,123	3,349	3,302	5,551

Net income (loss)	$ (50,133)	$ (38,225)	$ (102,228)	$ 64,117

Retained Deficit, Beginning of Period	(1,283,011)	(1,043,966)	(1,230,916)	(1,146,308)

Retained Deficit, End of Period	$ (1,333,144)	$ (1,082,191)	$ (1,333,144)	$ (1,082,191)

Net income per share information: (Note 3)
Basic:
Net income (loss) per share	$ (0.01)	$ (0.01)	$ (0.03)	$ 0.02
Weighted average number of common shares	3,810,183	3,799,072	3,810,183	3,823,574

Diluted:
Net income (loss) per share	$ (0.01)	$ (0.01)	$ (0.03)	$ 0.02
Weighted average number of common shares	3,810,183	3,799,072	3,810,183	3,823,574

See Accompanying Notes

ENVIRONMENTAL MONITORING & TESTING CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended March 31,

	2000	1999
Cash Flows from Operating Activities:
Net Income (Loss)	$(102,228)	$64,117
Adjustments to Reconcile Net Income (loss) to Net Cash
Provided by Operating Activities:
Depreciation	11,933	13,199
Issuance of Common Stock for Services	---	6,000
Changes in Certain Assets and Liabilities:
Accounts Receivable	(13,629)	178,752
Accounts Receivable- Settlement	---	115,086
Other Current Assets	3,326	9,502
Accounts Payable	72,488	(60,229)
Other Current Liabilities	(11,432)	(18,726)

Net Cash Provided by (used in) Operating Activities	(39,542)	307,701

Cash Flows from Investing Activities:
Purchase of Equipment	---	(4,094)

Net Cash Provided by (used in ) Investing Activities	---	(4,094)

Cash Flows from Financing Activities:
Increase in restricted cash	(178,895)	---
Proceeds from borrowing of long-term debt	175,000	---
Repayment of long-term debt	(4,354)	---
Note receivable from shareholder	(171,774)	---
Repayments of amounts due from related parties	30,957	---
Proceeds from borrowing of current debt	15,000	---
Repayment of current debt	(15,000)	---
Purchase of Treasury Stock	---	(19,336)

Net Cash Provided by (used in) Financing Activities	(149,066)	(19,336)

Net Increase (Decrease) in Cash and Cash Equivalents	(188,608)	284,271

Cash and Cash Equivalents, Beginning of period	193,788	68,819

Cash and Cash Equivalents, End of period	$5,180	$353,090

Supplemental Disclosure of Cash Paid:
Interest	$6,813	$0

See Accompanying Notes

ENVIRONMENTAL MONITORING & TESTING CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1999.

2. Sales to Major Customer

The Company derived approximately 85 percent and 91 percent of its revenue in the six months ended March 31, 2000 and 1999, respectively, from a single customer, the Savannah River Site, a material processing facility operated for the United States Department of Energy by the Westinghouse Savannah River Company.

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

4. Commitments and Contingencies

On November 12, 1999 the Company was named as a defendant in a breach of contract suit filed in the South Carolina Court of Common Pleas in Aiken County by a former officer and employee. The suit seeks actual, consequential, and incidental damages. The Company is aggressively defending this action and believes that this action is without merit.

5. Restricted Cash and Notes Receivable and Payable

On November 3, 1999 the majority shareholder of the Company sold a portion of his controlling interest in the Company to a then-unrelated third party to which he also transferred substantially all of his voting rights. In conjunction with this transaction the Company borrowed $175,000 from a bank and secured the loan by a certificate of deposit in the amount of $175,000. The proceeds of this loan were then loaned to the acquiring shareholder and used to purchase the stock from the former majority shareholder. The shareholder's loan is payable on the same basis as the Company's bank loan. The note receivable is collateralized by 1,000,000 shares of common stock of the Company.

Item 2. Management's Discussion and Analysis

Three months ended March 31, 2000 vs. 1999

Contract revenue for the three months ended March 31, 2000 decreased approximately 35% over the same period of the prior fiscal year. The decrease is a result of a decrease in drilling services at its major customer, Westinghouse Savannah River Company. Management, in an effort to continue profitability, has reduced non-productive personnel and concentrated on marketing to other engineering firms. Indirect costs and selling, general and administrative costs increased in relation to sales due to the significant decrease in revenues and relatively fixed nature of these expenses. The net loss for the three months ended March 31, 2000 was $50,133 as compared to a net loss of $38,225 incurred in the same period of the previous year.

Six months ended March 31, 2000 vs. 1999

Contract revenue for the six months ended March 31, 2000 decreased approximately 60% over the same period of the prior fiscal year. The decrease is a result of a decrease in drilling services at its major customer, Westinghouse Savannah River Company. Management, in an effort to continue profitability, has reduced non-productive personnel and concentrated on marketing to other engineering firms. Indirect costs and selling, general and administrative costs increased in relation to sales due to the significant decrease in revenues and relatively fixed nature of these expenses. The net loss for the six months ended March 31, 2000 was $102,228 as compared to a net income of $64,117 incurred in the same period of the previous year.

The Company has adopted FASB 109 Accounting for Income Taxes, and consequently is not required to record any tax expense due to its utilization of its net operating loss carry forwards. Therefore, no income tax expense or benefit is recorded in the three month period ending March 31, 2000 and 1999.

Liquidity and Capital Resources

During the six month period ended March 31, 2000 the Company generated its working capital requirements through operating activities and loans from officers, directors, and other short-term borrowings. On November 3, 1999 the majority shareholder of the Company sold a portion of his controlling interest in the Company together with substantially all of his voting rights to an unrelated third party. In conjunction with this transaction the Company borrowed $175,000 from a bank and secured the loan by a certificate of deposit in the amount of $175,000. The proceeds of this loan were then loaned to the acquiring shareholder and used to purchase the stock from the former majority shareholder. This transaction resulted in a reduction of the working capital of the Company. The acquiring shareholder is a partnership and the general partners have and will make payments to the Company on behalf of the partnership to reduce the loan from the Company to the partnership.

At March 31, 2000 the Company had insufficient working capital to meet its ongoing working capital requirements. The Company met certain of its working capital requirements during the six months ended March 31, 2000 from loans made to it by its officers and directors, who have continued to make working capital loans to the Company in fiscal year 2000. However, there can be no assurance that the officers and directors will continue to make working capital loans to the Company; that the Company will be able to meet its working capital requirements from operations; or that working capital will be available to the Company from third-party lenders or equity investors.

The Company's capital expenditures are generally for the replacement of equipment and are being kept to a minimum. The Company continues to perform repairs and maintenance on equipment and therefore does not anticipate any replacement of equipment in the current fiscal year. At March 31, 2000 the Company had negative working capital of $18,406, a current ratio of .87:1; a debt to equity ratio of .60:1; and shareholders' equity of $490,915.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

On November 12, 1999 the Company was named as a defendant in a breach of contract suit filed in the South Carolina Court of Common Pleas in Aiken County by a former officer and employee. The suit seeks actual, consequential, and incidental damages. The Company is aggressively defending this action and believes that this action is without merit.

On March 1, 2000 the Company sued Sidney Pump, a former officer and director of the Company, in Broward County, Florida Circuit Court. The suit seeks the return of Company documents which the Company believes are in Mr. Pump's possession and control. The Company believes that it will be successful in obtaining the return of all of the documents for which it has sued.

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

Environmental Monitoring

& Testing Corporation

(Registrant)

Date: May 11, 2000 By /s/ Vincent A Ferri

Vincent A. Ferri, President and CEO

(Principal Executive Officer)

By /s/ Martin Jacoby

Martin Jacoby, Treasurer