Form 10QSB
period 2000-06-30
ENVIRONMENTAL MONITORING & TESTING CORPORATION
filed 2000-07-13
CIK 842919

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2000

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

Yes X No

Title of each class Outstanding at June 30, 2000

Common stock, 3,795,183

par value $0.01

Transitional Small Business Disclosure Format (Check one)

Yes No X

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited financial statements for the quarter ended June 30, 2000 are provided on the following pages.

INDEX

Balance Sheet Page 3

Statements of Operations and Retained Earnings (Deficit) Page 4

Statements of Cash Flows Page 5

Notes to Financial Statements Page 6

ENVIRONMENTAL MONITORING & TESTING CORPORATION

BALANCE SHEET

(UNAUDITED)

ASSETS	June 30, 2000
Current Assets:
Cash	$5,755
Restricted cash, current portion	12,901
Accounts Receivable	150,937
Inventories	6,500
Other Current Assets	7,581
Total Current Assets	183,674

Property, Plant, & Equipment, net	331,580
Restricted cash, long-term portion	154,611
Note receivable from shareholder	168,640
$838,505
LIABILITIES & STOCKHOLDERS EQUITY
Current Liabilities:
Note payable, current portion	$12,901
Accounts Payable	103,028
Accrued Expenses	19,988
Advances from officers and directors	38,548
Total Current Liabilities	174,465

Note payable, long-term portion	154,611

Stockholders' Equity:
Preferred Stock - $.01 Par Value - 1,000,000 shares authorized, and none issued	---
Common Stock - $.01 Par Value - 30,000,000 and 10,000,000 shares authorized and 6,184,000 shares issued	61,840
Capital-In-Excess of Par	1,978,482
Retained Earnings (Deficit)	(1,310,088)
730,234
Less: Cost of Treasury Stock - 2,388,817 shares held on June 30, 2000	(220,805)
Total Shareholders' Equity	509,429
$838,505

See Accompanying Notes

ENVIRONMENTAL MONITORING & TESTING CORPORATION

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2000	1999	2000	1999

Contract revenue	$191,668	$38,089	$403,246	$564,323

Contract costs and expenses:
Direct contract cost	76,241	50,574	191,167	317,709
Indirect contract cost	29,313	34,832	111,460	117,193
Selling, general and administrative expenses	62,142	41,612	170,244	146,586
Depreciation	5,967	5,967	17,901	19,166

Total contract costs and expenses	173,663	132,985	490,772	600,654

Income (Loss) from operations	18,005	(94,896)	(87,526)	(36,331)

Other income (expenses):
Interest income (expense), net	1,086	3,761	4,118	9,131
Other, net	3,965	39	4,236	221

Total other income	5,051	3,800	8,354	9,352

Net Income (loss)	$23,056	$(91,096)	$(79,172)	$(26,979)

Retained Deficit, Beginning of Period	(1,333,144)	(1,082,191)	(1,230,916)	(1,146,308)

Retained Deficit, End of Period	$(1,310,088)	$(1,173,287)	$(1,310,088)	$(1,173,287)

Net income per share information: (Note 3)
Basic:
Net income (loss) per share	.01	(0.02)	(0.02)	(0.01)
Weighted average number of common shares	3,800,128	3,810,183	3,806,844	3,819,110

Diluted:
Net income (loss) per share	$.01	$(0.02)	$(0.02)	$(0.01)
Weighted average number of common shares	3,800,128	3,810,183	3,806,844	3,819,110

See Accompanying Notes

ENVIRONMENTAL MONITORING & TESTING CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended June 30,

	2000	1999
Cash Flows from Operating Activities:
Net Loss	$(79,172)	$(26,979)
Adjustments to Reconcile Net Income (loss) to Net Cash
Provided by Operating Activities:
Depreciation	17,901	19,166
Issuance of Common Stock for Services	---	6,000
Changes in Certain Assets and Liabilities:
Accounts Receivable	(85,658)	217,308
Accounts Receivable- Settlement	---	115,086
Other Current Assets	2,195	11,402
Accounts Payable	95,445	(69,069)
Other Current Liabilities	(10,609)	(9,536)

Net Cash Provided by (used in) Operating Activities	(59,898)	263,378

Cash Flows from Investing Activities:
Purchase of Equipment	---	(4,094)

Net Cash Provided by (used in ) Investing Activities	---	(4,094)

Cash Flows from Financing Activities:
Increase in restricted cash	(167,512)	---
Proceeds from borrowing of long-term debt	175,000	---
Repayment of long-term debt	(7,488)	---
Note receivable from shareholder	(168,640)	---
Repayments of amounts due from related parties	45,048	---
Proceeds from borrowing of current debt	35,000	---
Repayment of current debt	(35,000)	---
Purchase of Treasury Stock	(4,543)	(19,336)

Net Cash Provided by (used in) Financing Activities	(128,135)	(19,336)

Net Increase (Decrease) in Cash and Cash Equivalents	(188,033)	239,948

Cash and Cash Equivalents, Beginning of period	193,788	68,819

Cash and Cash Equivalents, End of period	$5,755	$308,767

Supplemental Disclosure of Cash Paid:
Interest	$12,938	$0

See Accompanying Notes

ENVIRONMENTAL MONITORING & TESTING CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1999.

2. Sales to Major Customer

The Company derived approximately 85 percent and 95 percent of its revenue in the nine months ended June 30, 2000 and 1999, respectively, from a single customer, the Savannah River Site, a material processing facility operated for the United States Department of Energy by the Westinghouse Savannah River Company.

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

Item 2. Management's Discussion and Analysis

Three months ended June 30, 2000 vs. 1999

Contract revenue for the three months ended June 30, 2000 increased approximately 500% over the same period of the prior fiscal year. The increase is a result of an increase in drilling services at its major customer, Westinghouse Savannah River Company. Management, in an effort to continue profitability, has reduced non-productive personnel and concentrated on marketing to other engineering firms. Indirect costs and selling, general and administrative costs decreased in relation to sales due to the significant increase in revenues. The net income for the three months ended June 30, 2000 was $23,056 as compared to a net loss of $91,096 incurred in the same period of the previous year.

Nine months ended June 30, 2000 vs. 1999

Contract revenue for the nine months ended June 30, 2000 decreased approximately 29% over the same period of the prior fiscal year. The decrease is a result of a decrease in drilling services at its major customer, Westinghouse Savannah River Company. Management, in an effort to continue profitability, has reduced non-productive personnel and concentrated on marketing to other engineering firms. Indirect costs and selling, general and administrative costs increased in relation to sales due to the significant decrease in revenues and relatively fixed nature of these expenses. The net loss for the nine months ended June 30, 2000 was $79,172 as compared to a net loss of $26,979 incurred in the same period of the previous year.

The Company has adopted FASB 109 Accounting for Income Taxes, and consequently is not required to record any tax expense due to its utilization of its net operating loss carry forwards. Therefore, no income tax expense or benefit is recorded in the three month and nine month periods ending June 30, 2000 and 1999.

Liquidity and Capital Resources

During the nine month period ended June 30, 2000 the Company generated its working capital requirements through operating activities and loans from officers, directors, and other short-term borrowings. On November 3, 1999 the majority shareholder of the Company sold a portion of his controlling interest in the Company together with substantially all of his voting rights to an unrelated third party. In conjunction with this transaction the Company borrowed $175,000 from a bank and secured the loan by a certificate of deposit in the amount of $175,000. The proceeds of this loan were then loaned to the acquiring shareholder and used to purchase the stock from the former majority shareholder. This transaction resulted in a reduction of the working capital of the Company. The acquiring shareholder is a partnership and the general partners have and will make payments to the Company on behalf of the partnership to reduce the loan from the Company to the partnership.

At June 30, 2000 the Company had insufficient working capital to meet its ongoing working capital requirements. The Company met certain of its working capital requirements during the nine months ended June 30, 2000 from loans made to it by its officers and directors, who have continued to make working capital loans to the Company in fiscal year 2000. However, there can be no assurance that the officers and directors will continue to make working capital loans to the Company; that the Company will be able to meet its working capital requirements from operations; or that working capital will be available to the Company from third-party lenders or equity investors.

The Company's capital expenditures are generally for the replacement of equipment and are being kept to a minimum. The Company continues to perform repairs and maintenance on equipment and therefore does not anticipate any replacement of equipment in the current fiscal year. At June 30, 2000 the Company had working capital of $9,209; a current ratio of 1:1; a debt to equity ratio of .65:1; and shareholders' equity of $509,429.

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

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K.

  Exhibit 27--Financial Data Schedule

  Reports on Form 8-K--None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Environmental Monitoring

& Testing Corporation

(Registrant)

Date: July 14, 2000 By /s/ Vincent A Ferri

Vincent A. Ferri, President and CEO

(Principal Executive Officer)

By /s/ Martin Jacoby

Martin Jacoby, Treasurer