Form 10KSB
period 2000-09-30
ENVIRONMENTAL MONITORING & TESTING CORPORATION
filed 2001-01-08
CIK 842919

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(X) Annual Report Under Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the Fiscal Year Ended September 30, 2000

or

( ) Transaction Report Under Section 13 or 15(d) of Securities

Exchange Act of 1934

For the transition period from ______ to ______

Commission File Number: 0-18296

ENVIRONMENTAL MONITORING & TESTING CORPORATION

(Name of Small Business Issuer in Its Charter)

Delaware 62-1265486

(State or other jurisdiction of (IRS Employer Identification

Incorporation or Organization) Number)

825 Main Street South, New Ellenton, South Carolina 29809

(Address of Principal Executive Offices) (Zip Code)

(803) 652-2718

(Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.01 par value

(Title of Class)

Check whether the issuer: (1) filed all documents and reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: $492,338

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of January 2, 2001, was $206,446.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the Issuer's Common Stock as of January 1, 2001, was 3,795,183.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-KSB contains certain forward-looking statements. These forward-looking statements include statements regarding (i) marketing plans, capital and operations expenditures, and results of operations; (ii) potential financing arrangements; (iii) potential utility and acceptance of the Company's existing and proposed services; and (iv) the need for, and availability of, additional financing.

The forward-looking statements included herein are based on current expectations and involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the business of Environmental Monitoring & Testing Corporation (the "Company") which involve judgments with respect to, among other things, future economic and competitive conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, actual results may differ materially from those set forth in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information contained herein, the inclusion of such information should not be regarded as any representation by the Company or any other person that the objectives or plans of the Company will be achieved.

ENVIRONMENTAL MONITORING & TESTING CORPORATION

Report on Form 10-KSB

For the Fiscal year Ended September 30, 2000

TABLE OF CONTENTS

Part I

Item 1. Description of Business 4

Item 2. Description of Property 8

Item 3. Legal Proceedings 9

Item 4. Submission of Matters to a Vote of Security Holders 9

Part II

Item 5. Market for Common Equity and Related Stockholder Matters 10

Item 6. Management's Discussion and Analysis or Plan of Operation 11

Item 7. Financial Statements 14

Item 8. Changes in and Disagreements with Accountants

on Accounting and Financial Disclosure 14

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act 15

Item 10. Executive Compensation 17

Item 11. Security Ownership of Certain Beneficial Owners and Management 18

Item 12. Certain Relationships and Related Transactions 19

Item 13. Exhibits, List and Reports on Form 8-K 20

PART I

Item 1. Description of Business

Introduction

Environmental Monitoring & Testing Corporation (the "Company") is a Delaware corporation organized on May 10, 1988. The Company is a diversified drilling company specializing in environmental drilling, industrial water wells, recovery wells, as related to environmental requirements, construction drilling and core drilling.

The Company is classified as a special trade contractor within the construction industry. However, the Company is most often a subcontractor rather than a prime or general contractor.

The Company presently operates one division, located in New Ellenton, South Carolina. See Item 2, "Description of Property."

The Company maintains its corporate offices at 825 Main Street South, New Ellenton, South Carolina 29809 and its telephone number is (803) 652-2718.

Environmental Drilling

Environmental drilling involves drilling for soil and water samples, drilling and installation of ground water monitoring wells, drilling and installation of recovery wells (primarily hydrocarbon wells), and drilling and installation of water supply or production wells. The Company uses drilling rigs which are drilling platforms attached to a truck, all terrain vehicle or other stable platform to perform these services. See Item 2, "Description of Property."

The majority of the drilling services provided by the Company are to facilitate the testing of ground water and related soil conditions. A contract generally involves drilling a predetermined number of wells at various points around a job site as identified by the customer. A job site is usually under the control of a hydrologic or geologic engineering department of the customer requiring such work. Wells drilled for the purpose of testing ground water are typically relatively shallow, averaging approximately 50 to 500 feet in depth. The time spent at a job site is more a reflection of the decontamination procedures and sampling requirements rather than the depth of the wells. Since most jobs must be completed within a specific time period, the Company must provide as many drilling rigs as necessary to drill the required number of wells within that time. Also, conditions may require having two types of drilling rigs on a project: an auger drilling rig to drill through the softer overburden and a rotary or hammer drilling rig for rock. As a result, the Company is limited in the number of jobs which it can perform simultaneously.

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

Working Capital

Since the Company is generally a subcontractor, it is usually not paid upon completion of its work, but only after the prime or general contractor is paid. This means that the Company must maintain adequate cash to support its operations for a period of approximately two to three months. See Item 6, "Management's Discussion and Analysis or Plan of Operation."

Customers

Westinghouse Savannah River Company ("WSRC") is a significant customer of the Company. The Savannah River Site (the "Site") is a Department of Energy material processing facility and because of the nature of its operations, it requires constant environmental assessment of ground water contamination. One of the methods of performing this assessment is through the installation of environmental monitoring wells. The Site is located approximately one mile from the Company's home office in New Ellenton, South Carolina.

The Company derived approximately 86 percent and 94 percent of its revenue in the fiscal years ended September 30, 2000, and 1999, respectively, from WSRC pursuant to its contracts for drilling services at the Site. On August 27, 1998, the Company entered into an extended contract with WSRC, which allocated $1.1 million to be used for environmental drilling on the Site. The period of performance was October 1, 1998, to October 1, 2000. WSRC exercised an option to extend the contract until October 1, 2001, and increased the contract price to $1.7 million. The unit price paid for labor under this contract is fixed and the unit price for materials can be renegotiated by the Company at the end of one year. This contract with WSRC gives the Company the right to perform environmental drilling at the Site on an as-needed basis; however the dollar amount of this contract is not binding or enforceable by the Company but is a framework for releases of job orders. There can be no assurances that the work to be performed by the Company will be equal to the $1.7 million contract over this three-year period which ends October 1, 2001.

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

The Company has reduced its scope of operations but is striving to diversify and market to new customers. The Company is licensed to perform drilling services in three states. The Company would like to perform drilling services in other states as opportunities arise and on a very selective basis, though there can be no assurances that such diversification and expansion will be achieved.

Backlog

As of November 30, 2000, the backlog of signed and verbal contracts totaled approximately $30,000, of which none is attributable to WSRC. Generally the backlog of signed and verbal contracts are not canceled, though there can be no assurances that such cancellations will not occur. This work is in progress or scheduled to be substantially completed by the end of January 2001. Since most of the Company's work (except for the WSRC contract) is of short to medium duration and awarded with little advance notice, the backlog of signed contracts at any given time is generally not representative of how well the Company is doing or will do over any particular time period.

Competition

The Company provides its services pursuant to contracts which are generally obtained through competitive bidding. As noted above, with the exception of the Company's contract with WSRC for the Site, such contracts are usually small, the majority of which have a term of less than 30 days and are limited to the drilling and installation of specific wells. Typically, there are several bidders for such contracts and, as a result, varying levels of price sensitivity. Although the Company competes, to some extent, with larger companies which have greater financial resources, the Company believes that it owns or can obtain comparable drilling machinery and related equipment. Management expects to remain competitive because of its drilling experience, performance record, continued safety training and equipment availability and reliability.

Governmental Regulation

Drilling is a licensed occupation. All of the states in which the Company operates require that the Company and/or its drillers obtain licenses to drill and install wells. Such licenses are generally subject to annual renewal. Neither the Company nor any of its drillers have been unable to obtain renewal of their licenses. Although no assurances can be given, the Company believes that it is in compliance with all current licensing requirements for the states where it conducts business. The expansion of division offices and/or operations into additional states may require further licensing.

At present, the Company's business is not directly regulated, except for the drilling licenses discussed above. However, as the Company performs work on governmental projects it falls under the regulation of the United States Department of Energy, the Environmental Protection Agency and various state environmental agencies. Any violations of such regulations could prevent the Company from working on governmental projects.

As the majority of its work relates to drilling and installing wells for environmental monitoring and testing, the Company benefits from environmental, health, safety and hazardous waste regulations. Governmental regulation at both the Federal and State levels has increased and is becoming more restrictive. It is not possible to predict whether the Company's activities will become directly regulated as a result of the increase in governmental regulation.

Management believes that the increased governmental regulation of industrial wastes and pollution will create a greater demand for services offered by the Company, though no assurances can be had that the Company will benefit from this demand.

Employees

As of November 30, 2000, the Company had 8 employees.

Bonding

Bonding is required on occasion and the Company has been able to obtain bonding on a per job basis. The bonding company has not established a bonding limit on a per job basis or in the aggregate, and increased bonding limits, subject to the financial strength of the Company, can generally be obtained by rendering a letter of credit or a cash deposit equal to approximately five per cent of the face value of the bonding amount. The Company anticipates a continuing improvement in bonding capacity in accordance with any change in the financial strength of the Company, however, no assurances can be given of any long term surety commitment.

Insurance

The Company carries a $1 Million general liability insurance policy which has minimal coverage for environmental damage caused by negligence. In addition, the Company has a $2 Million "umbrella" policy for a total of $3 Million of general liability insurance. The liability insurance maintained by the Company covers bodily injury and property damage. These policies are subject to dollar limitations and other numerous exceptions and conditions. The Company has workers' compensation insurance which covers employees exposed to contaminant and toxic waste. The Company does not purchase additional insurance for pollution liability or environmental impairment since virtually all of the Company's drilling is performed on a subcontractor basis at the direction of or under the supervision of various engineers or environmental consultants retained by the customer. Therefore, the exposure for this type of claim appears remote. Although the Company believes that its insurance coverage is adequate, there can be no assurance that such insurance coverage will be sufficient for all or any particular claim for which the Company may be found liable. Moreover, there can be no assurance that the insurance currently maintained by the Company will be available in the future or that the cost of such insurance will not be prohibitive. A partially or completely uninsured claim of sufficient magnitude could have a material adverse effect on the business and financial condition of the Company.

Item 2. Description of Property

The Company presently operates from one location: its headquarters and division office in South Carolina.

The Company's headquarters and division office is located in New Ellenton, South Carolina. The Company owns the facility, consisting of four buildings on 4.83 acres fronting on South Carolina Highway 19. The four steel frame and metal buildings consist of a 3,600 square foot office building; 3,200 square feet of maintenance shops; 4,800 square feet of warehouse; and approximately 4,200 square feet of other shops and storage. The balance of the property is used to park vehicles and equipment when not being used on a job site and while awaiting repair.

During 2000, the Company sold 4 drill rigs and other equipment. As equipment is sold the proceeds have been used to enhance working capital. The Company does not consider this equipment to be materially important to its operation since suitable equipment is available. See Item 6, "Management's Discussion and Analysis or Plan of Operation," and Item 7, "Financial Statements."

The Company currently uses two drill rigs and one pump pulling or service rig. Additionally, the Company owns adequate support equipment such as water trucks, steam cleaners, trailers and safety equipment and tooling. The Company has a vehicle service facility, a welding shop, and a paint shop on the New Ellenton property which enable the Company to modify, rebuild and maintain its vehicles, drilling rigs and related equipment. From time to time the Company may sell equipment if it believes the equipment is not required.

Item 3. Legal Proceedings

On November 12, 1999, the Company was named as a defendant in a breach of contract suit filed in the South Carolina Court of Common Pleas in Aiken County by a former officer and employee. The suit seeks actual, consequential, and incidental damages. The Company is aggressively defending this action and alleges that this action is without merit.

On March 1, 2000, the Company sued Sidney Pump, a former officer and director of the Company, in Broward County, Florida, Circuit Court. The suit sought the return of Company documents which the Company believed were in Mr. Pump's possession and control. Thereafter, Mr. Pump returned various documents to the Company. The Company contends that certain documents remain in his possession. The Company filed a Motion to Amend Complaint and a proposed Amended Complaint on October 16, 2000. The proposed Amended Complaint asserts causes of action on behalf of the Company and WFD Partnership, its majority stockholder, against Mr. Pump and his wife; against George J. Georges, a former director, majority shareholder, and President of the Company; and against Mr. Georges' estate. The proposed Amended Complaint alleges fraud, breach of fiduciary duty, conversion, tortious interference with a contract and conspiracy, and seeks actual, consequential, incidental, and punitive damages. The Company believes that it will be successful in its claims; however, the Company has not recorded any financial impact from this litigation in the operating results for the year ended September 30, 2000, nor can it anticipate the amount of any recovery from its claims.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held an annual stockholders' meeting on July 21, 2000. At that meeting Vincent A Ferri and Marin Jacoby were elected directors and the appointment of Margolies, Fink and Wichrowski as independent auditors for the fiscal year ended September 30, 2000, was confirmed.

PART II

Item 5. Market for the Common Equity and Related Stockholder Matters

The Company's Common Stock is traded on the NASD OTC Bulletin Board under the trading symbol EVMT.

The following bid quotations have been reported for the period beginning October 1, 1998, and ending September 30, 2000.

Bid Prices

Period High Low

Quarter Ending 12/31/98 $0.12 $0.05

Quarter Ending 3/31/99 $0.36 $0.14

Quarter Ending 6/30/99 $0.32 $0.22

Quarter Ending 9/30/99 $0.20 $0.14

Quarter Ending 12/31/99 $0.14 $0.06

Quarter Ending 3/31/00 $0.37 $0.06

Quarter Ending 6/30/00 $0.39 $0.20

Quarter Ending 9/30/00 $0.17 $0.12

Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. Such quotes are not necessarily representative of actual transactions or the value of the Company's securities and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

The Company has been advised that eight (8) NASD member firms are currently acting as market makers for the Common Stock. There is no assurance that an active trading market will develop which will provide liquidity for the Company's shareholders.

As of September 30, 2000, there were approximately 125 shareholders of record of the Company's Common Stock. Certain of the shares of Common Stock are held in "street" name and may, therefore, be held by several beneficial owners. As of December 31, 2000, there were 6,184,000 shares of Common Stock issued and 3,795,183 shares of Common Stock outstanding. No prediction can be made as to the effect, if any, of the future sales of shares of Common Stock or the availability of Common Stock for future sale will have on the market price of the Common Stock prevailing from time-to-time. Sales of substantial amounts of Common Stock on the public market could adversely affect the prevailing market price of the Common Stock.

The Company has not paid a cash dividend on the Common Stock since current management joined the Company, and it does not anticipate that any dividends will be paid in the foreseeable future. The Board of Directors intends to follow a policy of retaining earnings, if any, to finance the growth of the Company. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors.

Item 6. Management's Discussion and Analysis or Plan of Operation

The following analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report.

Results of Operations

During fiscal year 2000, the Company experienced a significant decrease in demand for its services. Increased marketing efforts have been implemented to reduce the reliance on the Savannah River Site, from which the Company derived 86% of its revenues in the 2000 fiscal year. Though no assurances can be made, the Company anticipates that these efforts will improve the utilization of drilling equipment and related assets. Management is committed to monitoring the operating results and to make decisions based upon those monitored results to maximize the return on investment of the assets deployed by its operations.

Comparison of Fiscal Years 2000 and 1999

Contract revenue decreased approximately $147,000, or 23%, in 2000 as compared to 1999. The decrease in revenue was the result of a decrease in the requirement of drilling services at the Savannah River Site, which was not offset by increased revenue from independent engineering consultants.

Direct contract costs decreased $127,796, or 9.2% of revenues in 2000 compared to 1999. Of this amount, $83,000 represents a decrease in volume while $44,796 represents a decrease in material, labor and other costs resulting from an improvement in operating efficiencies.

Indirect contract costs decreased $19,752 but increased by 3.2% of revenues in 2000 as compared to 1999. The percentage increase was a result of an overall decrease in revenues during the period as measured against costs, which are relatively fixed.

Selling, general and administrative expenses increased $93,844. Increased legal fees and attendant expenses associated with litigation and reporting to the Securities and Exchange Commission and increased accounting fees represented $91,500 of this increase. The remainder represents an increase in other costs.

Depreciation expense decreased $2,186 because of the sale of drilling equipment in 2000 and as a direct result of the age of certain equipment.

During 2000, drill rigs and equipment were sold with a cost basis of $283,903, which resulted in a one-time gain of $101,085. The amount of the gain is recorded as a gain on the sale of machinery and equipment.

Interest income is a result of the interest income generated by the Company's certificate of deposit and the interest income earned on the Company's notes receivable. The interest expense represents interest paid on accounts and the interest expense from a note payable. See Item 7, "Financial Statements."

The Company has taken a conservative approach and has not recorded any deferred tax benefits associated with its net operating loss carry forwards. There currently are net operating carry-overs for federal income tax purposes of approximately $1,363,000 and $1,363,000 for state income tax purposes. On November 3, 1999, the then majority shareholder of the Company sold a portion of his controlling interest in the Company to WFD Partnership ("WFD"), a then unrelated third party, and concurrently transferred to WFD substantially all of his voting rights. This sale may ultimately limit the Company's utilization of its net operating loss carryforward. See Item 7, "Financial Statements."

Management has recognized that the Company cannot solely concentrate on environmental drilling work. Management has determined to focus on marketing the Company's construction drilling services and to solicit drilling of production or supply wells. Management intends to continue these efforts and to be selective in market areas and types of work contracted.

Management continues to search for acquisition candidates that fit into related business segments, can contribute to the growth of the Company while benefitting from the Company's expertise, and which can also provide diversification and a more stable revenue flow. No assurances can be had that such acquisitions or ventures will be undertaken or completed. The Company is also seeking to diversify by evaluating other sources of income, including investment opportunities and joint ventures.

Although inflation has slowed in recent years, it is still a factor in bidding for long-term contracts and the Company continues to seek ways to cope with its impact. Since most of the Company's contracts are short term, the Company is able to pass on any increased costs to the extent permitted by competition. For the longer term and multi-year contracts which normally do not allow price adjustments, the Company makes its best estimate of a competitive inflation factor and absorbs any difference in cost.

Liquidity and Capital Resources

On November 3, 1999, the majority shareholder of the Company sold a portion of his controlling interest in the Company, together with substantially all of his voting rights, to WFD. In conjunction with this transaction the Company borrowed $175,000 from a bank and secured the loan by a certificate of deposit in the amount of $175,000. The proceeds of this loan were then loaned to WFD and used to purchase the Company's Common Stock from the majority shareholder. This transaction resulted in a reduction of the working capital of the Company. WFD is a general partnership, some partners of which have made, and intend to continue to make, loan payments on behalf of WFD to the Company. WFD's loan payments are applied to pay the Company's bank loan.

At September 30, 2000, the Company had working capital of $42,219 and a current ratio of 1.34 to 1; its total indebtedness aggregated $275,063; its shareholders' equity was $513,522; and its debt to equity ratio was .54 to 1.

At September 30, 2000, the Company had sufficient working capital to meet its working capital requirements for the fiscal year which began October 1, 2000. The Company met certain of its working capital and capital expenditure requirements during the year ended September 30, 2000, through sales of drilling equipment, loans from officers and directors, other short-term borrowings, and operating activities. There can be no assurance that the Company will continue to be able to meet its working capital requirements from operations or that the Company will be able to finance any working capital deficiencies on a debt or equity basis should it be unable to meet its working capital requirements from operations.

During fiscal 1999, the Company generated its working capital and capital expenditure requirements through cash reserves generated from favorable operating results during 1998.

The Company's capital expenditures are generally needed for the repair and replacement of equipment. The Company believes that its liquidity is limited and may not be sufficient to handle significant replacements. However, rental equipment is available on short- to medium- term basis.

On October 1, 1998, the Board of Directors authorized the Company to purchase Common Stock of the Company from time-to-time for treasury shares in the open market at a price not to exceed the net book value of the shares of Common Stock. During fiscal 1999, the Company repurchased 205,200 shares of Common Stock, or approximately 5% of the outstanding shares, at a total purchase price of $19,336. In May 2000 the Company purchased shares of restricted Common Stock of the Company for $4,542 in cash and repayment of amounts owed the Company by a former employee.

Item 7. Financial Statements

See the Index to Financial Statements on page F-1 of this Report.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following sets forth the names and ages of the Company's officers and directors. The directors of the Company are elected annually by the shareholders, and the officers are appointed annually by the board of directors.

Name Age Position

Vincent A. Ferri 50 President, Chief Executive Officer,

Director

Martin Jacoby 55 Treasurer, Director

Vincent A. Ferri. Mr. Ferri was appointed to the Company's Board of Directors in November 1999 and was elected as Chief Executive Officer and President of the Company contemporaneously with his appointment as a Board member. Mr. Ferri has been a licensed mortgage broker since 1993 and a licensed real estate broker since 1984 with the State of Florida.

Martin Jacoby. Mr. Jacoby was appointed to the Company's Board of Directors in November 1999 and was elected as Treasurer of the Company contemporaneously with his appointment as a Board member. Mr. Jacoby has been a licensed investment and insurance agent since 1973.

Board of Directors

All directors of the Company hold office until the next annual meeting of stockholders or until their successors are elected and qualified.

The Company's By-Laws eliminate the personal liability of officers and directors to the fullest extent permitted by Delaware Law. The effect of such provision is to require the Company to indemnify the officers and directors of the Company for any claim arising against such persons in their official capacities if such person acted in good faith and in a manner that he reasonably believed to be in the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was lawful.

There are no committees of the Board, which acts as the full Board with respect to any matter. No director receives any compensation for serving as a member of the Board of Directors.

No compensation is paid to any director, as such, for his or her services, but, by resolution of the Board of Directors, a fixed sum or expense for actual attendance at each regular or special meeting by the Board may be authorized.

Compliance with Section 16(a) of the Exchange Act

Based solely on a review of Forms 4 and 5 furnished to the Company and filed with the Securities and Exchange Commission under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934, except as set forth in the next paragraph the Company believes that all directors, officers and beneficial owners of more than 10% of any class of equity securities filed on a timely basis the reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations from reporting persons, there were no instances where reporting persons failed to file timely reports during the fiscal year ended September 30, 1999. However, on November 3, 1999, the stock purchase transaction consummated between WFD and George J. Georges established a reporting date for the change in controlling interest of the Company. WFD and its general partners did not meet their filing requirements in a timely manner. In January 2000 the required forms were filed by Vincent A. Ferri, Dennis Jacoby, Martin Jacoby and WFD Partnership. The Company has no knowledge of the status of the required filings by Juleen Pump, the other general partner of WFD.

Item 10. Executive Compensation

The following tables and notes present for the three years ended September 30, 2000, the compensation paid by the Company to the Company's chief executive officer. No executive officer received compensation greater than $100,000 in any of the three fiscal years ended September 30, 2000, 1999, or 1998.

Summary Compensation Table

Other

Name and Annual

Principal Fiscal Compen-

Position Year (1) Salary Bonus sation ($) (2)

(a) (b) (c) (d) (e)

------------------------------------------------------------------------------------------------------------

Vincent A. Ferri, 2000 -- -- $33,000

President, CEO 1999 -- -- --

and Director 1998 -- -- --

Martin Jacoby, 2000 -- -- $33,000

Treasurer and 1999 -- -- --

Director 1998 -- -- --

________________

(1) The Company's fiscal year ends September 30.

(2) Consists of deferred compensation accrued but not paid for services performed. The officers do not currently receive any salary or other remuneration.

________________

The officers of the Company do not have employment contracts and are employed pursuant to an oral agreement of employment and at the will of the Company.

The Company does not have any formal pension, profit sharing or such other similar plans pursuant to which it pays additional cash or non-cash compensation to its employees including the individuals and group specified on previous page.

The Board of Directors of the Company may, from time to time, grant Common Stock or options to purchase Common Stock to officers, directors, and key employees. Directors of the Company may be reimbursed for expenses incurred.

In November 1992, the Company's Board of Directors adopted the 1992 Stock Option Plan (the "Plan") which was approved by the shareholders at the 1992 Annual Meeting on January 8, 1993. The purpose of the Plan is to encourage and enable employees, directors and other persons upon whose judgment, initiative and efforts the Company largely depends to acquire a proprietary interest in the Company. Under the Plan, the Board of Directors, or a Stock Option Committee appointed by the Board of Directors, may grant stock purchase options ("Options") relating to a maximum of 1,000,000 shares of Common Stock (subject to adjustment due to certain recapitalizations, reorganizations or other corporate events). The Board of Directors or the Company's Stock Option Committee shall have discretion to determine which of this amount may be granted as incentive stock options ("ISO's") and non-statutory options. If any Option expires, terminates or is cancelled without having been exercised, the shares subject to that option will again be available for issuance under the Plan.

As of September 30, 2000, there were no options issued under the Plan.

Item 11. Security Ownership of Certain Beneficial Owners and

Management

The table below sets forth information with respect to the anticipated beneficial ownership of the Common Stock by (i) each of the directors of the Company, (ii) each person known by the Company to be the beneficial owner of five percent or more of the outstanding Common Stock, and (iii) all executive officers and directors as a group, as of September 30, 2000. Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares.

Name and Address of Amount and Nature of

Beneficial Owner Beneficial Ownership (2) Percent of Class (3)

Vincent A. Ferri (1) 1,900,000 (4) 50.1%

4830 Pine Tree Drive

Boynton Beach, FL 33436

Martin Jacoby (1) 1,900,000 (4) 50.1%

9866 NW 17th Street

Coral Springs, FL 33071

WFD Partnership 1,900,000 (4) 50.1%

4830 Pine Tree Drive

Boynton Beach, FL 33436

Dennis Jacoby 1,900,000 (4) 50.1%

412 Capri I

Delray Beach, FL 33434

Juleen Pump 1,900,000 (4) 50.1%

4811 NW 98th Way

Coral Springs, FL 33076

Estate of George J. Georges 1,000,000 (4) 26.3%

6445 Via Rosa

Boca Raton, FL 33433

All Executive Officers 1,900,000 (4) 50.1%

and Directors as a group

(2 persons)

_________________

(1) Officer and director.

(2) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended ("Rule 13d-3") and unless otherwise indicated represents shares for which the beneficial owner has sole voting and investment power.

(3) The percentage of class is calculated in accordance with Rule 13d-3 and assumes that the beneficial owner has exercised any options or other rights to subscribe which are currently exercisable within sixty (60) days and that no other options of rights to subscribe have been exercised by anyone else.

(4) WFD is a Florida general partnership of which Vincent A. Ferri, Martin Jacoby, Dennis Jacoby and Juleen Pump are the general partners. WFD is the record owner of 1,000,000 shares of the Company's Common Stock which it purchased from George J. Georges on November 3, 1999. In addition, by virtue of a Stock Purchase and Voting Rights Agreement dated August 1, 1999, between WFD and Mr. Georges, WFD is obligated to buy, and Mr. Georges (or, presumably, his estate) is obligated to sell to WFD, an additional 900,000 shares of the Company's Common Stock on or before December 3, 2000. This Agreement also gives WFD the right to vote the shares in the meantime. By virtue of WFD's right to vote these additional 900,000 shares, these shares have been included in the computation of the beneficial ownership of WFD and its partners. Mr. Georges died on or about April 15, 2000.

_________________

Item 12. Certain Relationships and Related Transactions

On November 3, 1999, George J. Georges, the majority shareholder of the Company, sold a portion of his controlling interest in the Company to WFD, an unrelated third party at the time of the sale, and concurrently transferred to WFD substantially all of his voting rights. At the time of the sale certain principals of WFD were elected directors and officers of the Company. This sale may ultimately limit the Company's utilization of its net operating loss carryforward. See Item 6, "Management's Discussion and Analysis or Plan of Operation."

In conjunction with this transaction the Company borrowed $175,000 from a bank, which it secured by a certificate of deposit in the amount of $175,000. The proceeds of this loan were advanced to WFD and used by WFD to purchase stock from Mr. Georges. This transaction resulted in a reduction of the working capital of the Company. WFD is a partnership and some of its general partners have made, and have orally agreed that they will from time-to-time make advances to the Company on behalf of WFD to augment working capital. However, no assurances can be given that these advances will continue. WFD is obligated to pay the Company the amount of the loan payment as prescribed by the loan agreement between WFD and the Company.

Exhibit 13. Exhibits, List, and Reports on Form 8-K

(a) Exhibits

Exhibit No. Description

3.1 Articles of Incorporation*

3.2 By-Laws*

4.1 Specimen share certificate*

27.1 Financial Data Schedule

* Filed previously

(b) Form 8-K

The Company filed no reports on Form 8-K for the fourth quarter of fiscal year 2000.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIRONMENTAL MONITORING

& TESTING CORPORATION

Dated: January 5, 2001 By: /s/ Vincent A. Ferri

Vincent A. Ferri, President

Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.

Signature Title Date

/s/ Vincent A. Ferri President, CEO January 5, 2001

Vincent A. Ferri and Director

/s/ Martin Jacoby Director January 5, 2001

Martin Jacoby

INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants F-2

Balance Sheet - September 30, 2000 F-3

Statement of Operations for the Years Ended

September 30, 2000, and 1999 F-4

Statement of Changes in Stockholders' Equity

for the Years Ended September 30, 2000, and 1999 F-5

Statement of Cash Flows for the Years Ended

September 30, 2000, and 1999 F-6

Notes to Financial Statements F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors

Environmental Monitoring &

Testing Corporation

New Ellenton, South Carolina

We have audited the accompanying balance sheet of Environmental Monitoring & Testing Corporation as of September 30, 2000, and the related statements of operations, stockholders' equity and cash flow for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on the results of our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Environmental Monitoring & Testing Corporation as of September 30, 2000, and its results of operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

/s/ Margolies, Fink and Wichrowski

Pompano Beach, Florida

November 1, 2000

ENVIRONMENTAL MONITORING & TESTING CORPORATION AND SUBSIDIARY

BALANCE SHEET

SEPTEMBER 30, 2000

ASSETS
Current assets:
Cash and cash equivalents	$77,364
Restricted cash, current portion	23,063
Notes receivable, current portion	14,858
Accounts receivable-trade	42,114
Inventories	3,300
Other current assets	5,257
Total current assets	165,956

Note receivable, long-term	9,539
Property, plant and equipment, net	296,120
Restricted cash, long-term portion	151,324
Note receivable from stockholder	165,646
$788,585

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable bank, current portion	$13,170
Accounts payable	23,637
Accrued expenses	86,930
Total current liabilities	123,737

Note payable bank, long-term portion	151,326

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized and none issued
Common stock, $.01 par value, 30,000,000 shares authorized
and 6,184,000 shares issued	61,840
Capital-in-excess of par	1,978,483
Retained Earnings (deficit)	(1,305,996)
734,327
Less: Cost of treasury stock, 2,388,817 shares held on September 30, 2000	(220,805)
Total stockholders' equity	513,522

$788,585

The accompanying notes are an integral part of these financial statements.

ENVIRONMENTAL MONITORING & TESTING CORPORATION AND SUBSIDIARY

STATEMENT OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2000 AND 1999

	2000	1999

Contract revenue	$492,338	$639,547

Contract costs and expenses:
Direct contract cost	232,736	360,532
Indirect contract cost	134,492	154,244
Selling, general and administrative expenses	290,572	196,728
Depreciation	22,947	25,133

Total contract costs and expenses	680,747	736,637

Income (loss) from operations	(188,409)	(97,090)

Other income (expenses):
Gain on sale of machinery and equipment	101,085	250
Interest income	24,384	11,938
Interest expense	(17,192)	--
Other, net	5,052	294

Total other income	113,329	12,482

Net (loss)	$(75,080)	$(84,608)

Net (loss) per share information: (Note 1)

Basic:
Net (loss) per share	$(0.02)	$(0.02)
Weighted average number of common shares	3,803,913	3,816,860

Diluted:
Net (loss) per share	$(0.02)	$(0.02)
Weighted average number of common shares	3,803,913	3,816,860

The accompanying notes are an integral part of these financial statements.

ENVIRONMENTAL MONITORING & TESTING CORPORATION AND SUBSIDIARY

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED SEPTEMBER 30, 2000 AND 1999

Capital
Common	Treasury	in excess	Retained
	Shares	Amount	Shares	Amount	of par	(Deficit)	Total

Balance September 30, 1998	6,144,000	$ 61,440	(2,168,617)	$ (196,927)	$ 1,972,883	$(1,146,308)	$ 691,088

Purchase of common stock			(205,200)	(19,336)			(19,336)

Issuance of common stock to a
director and employees	40,000	400			5,600		6,000

Net (loss)						(84,608)	(84,608)

Balance September 30, 1999	6,184,000	$ 61,840	(2,373,817)	$ (216,263)	$ 1,978,483	$ (1,230,916)	$ 593,144

Purchase of common stock			(15,000)	(4,542)			(4,542)

Net (loss)						(75,080)	(75,080)

Balance September 30, 2000	6,184,000	$ 61,840	(2,388,817)	$ (220,805)	$ 1,978,483	$ (1,305,996)	$ 513,522

The accompanying notes are an integral part of these financial statements.

ENVIRONMENTAL MONITORING & TESTING CORPORATION AND SUBSIDIARY

STATEMENT OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2000 AND 1999

	2000	1999
Cash flows from operating activities:
Net (loss)	$(75,080)	$(84,608)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	22,947	25,133
(Gain) on sale of machinery and equipment	(101,085)	(250)
Issuance of common stock for services	--	6,000
Changes in certain assets and liabilities:
Inventories and other current assets	7,717	3,426
Accounts receivable	23,165	290,019
Receivable from officer and director	6,500	(6,500)
Accounts payable	16,055	(73,346)
Other current liabilities	56,333	(11,725)

Net cash provided by (used in) operating activities	(43,448)	148,149

Cash flows from investing activities:
Sale of machinery and equipment	107,103	250
Purchase of machinery and equipment	--	(4,094)

Net cash provided by (used in) investing activities	107,103	(3,844)

Cash flows from financing activities:
Increase in restricted cash	(174,387)	--
Proceeds from borrowing of long-term debt	175,000	--
Repayment of long-term debt	(10,504)	--
Note receivable from shareholder	(165,646)	--
Purchase of Treasury Stock	(4,542)	(19,336)

Net cash (used in) financing activities	(180,079)	(19,336)

Net increase (decrease) in cash and cash equivalents	(116,424)	124,969
Cash and cash equivalents, beginning of period	193,788	68,819

Cash and cash equivalents, end of period	$77,364	$193,788

Supplemental disclosure:
Issuance of common stock for services	$--	$6,000
Sale of assets through accounts receivable	24,397	--
Cash paid for interest	16,042	--

The accompanying notes are an integral part of these financial statements.

ENVIRONMENTAL MONITORING & TESTING CORPORATION AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Environmental Monitoring & Testing Corporation (the "Company") is a Delaware corporation incorporated on May 10, 1988. The Company is engaged in the business of drilling wells, primarily for the purpose of environmental monitoring and testing, principally in South Carolina and Georgia. On November 3, 1999, the Company acquired Environmental Monitoring and Testing Corporation (EMTC-SC, a South Carolina Corporation). EMTC-SC was incorporated in fiscal 1998 and was inactive throughout fiscal 1999 and 2000.

Cash equivalents. The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents.

Restricted cash. Restricted cash at September 30, 2000, represents a certificate of deposit that is currently held as collateral securing the Company's note payable.

Accounts receivable. Accounts receivable are reported at their net realizable value. An allowance for doubtful accounts is recognized when the Company does not expect to collect the full amount of its accounts receivable. The Company considers all accounts receivable to be fully collectible at September 30, 2000.

Inventories. Inventories are recorded at the lower of cost (measured on a first-in, first-out basis) or market. Inventories consist solely of supplies, such as pipe, sand, cement, bentonite, pumps, etc., which are used in the construction of various types of wells.

Fair value of financial instruments. Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accrued compensation, and other accrued liabilities, approximate fair value because of their short maturities.

Property, plant and equipment. Property, plant and equipment are recorded at cost, less accumulated depreciation. For financial reporting purposes, depreciation is computed on the straight-line method over the useful lives of the assets. Accelerated methods of depreciation are used for income tax purposes. Expenditures for renewals and betterments, which increase the estimated useful life or capacity of assets, are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred.

Accounting estimates. Management of the Company occasionally uses accounting estimates in determining certain revenues and expenses. Estimates are based on subjective as well as objective factors and, as a result, judgment is required to estimate certain amounts at the date of the financial statements.

Recoverability of long-lived assets. The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company is not aware of any events or circumstances which indicate the existence of an impairment which would be material to the Company's financial statements.

Contract revenue and costs. The Company recognizes revenues on contracts based upon direct labor hours worked and services completed and accepted by the customer. Contract costs and expenses are recorded as incurred.

Income taxes. Deferred income taxes in the accompanying financial statements reflect temporary differences in reporting results of operations for income tax and financial accounting purposes. The principal timing differences in recognition of income taxes result from using the cash basis of accounting for income tax purposes and the accrual basis for financial reporting purposes, and the difference in book and tax basis of property, plant and equipment.

Net income (loss) per share. Basic net loss per share is calculated by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock, as long as the effect of their inclusion is not anti-dilutive.

2. NOTE RECEIVABLE

Note receivable at September 30, 2000, consists of the following:

Note receivable is secured by equipment, monthly payments of $803 to October 17, 2000, principal reduction payment of $10,000 due on November 17, 2000, thereafter monthly payments of principal and interest of $455 through August 2003.	$ 24,367
Less current portion	(14,858)
$ 9,539

On August17, 2000 the Company sold a drill rig, tooling, and equipment and agreed to take a note receivable for a portion of the purchase price.

3. NOTE RECEIVABLE STOCKHOLDER

Note receivable from stockholder at September 30, 2000, consists of the following:

Note receivable is collateralized by 1,000,000 shares of Environmental Monitoring and Testing Corporation common stock, due in 36 monthly payments of principal and interest of $2,353 each, to November 3, 2002, at which time the unpaid balance is due. Interest is computed at the First Union Bank prime rate.	$ 165,646

4. PROPERTY, PLANT AND EQUIPMENT

At September 30, 2000, property, plant and equipment consisted of the following:

	Useful Lives		Accumulated	Net Book
	(Years)	Cost	Depreciation	Value
Land		$ 109,617	$ -	$ 109,617
Buildings and improvements	30	304,958	121,578	183,380
Drilling equipment and vehicles	2 - 7	130,598	127,475	3,123
Total property, plant, and equipment		$ 545,173	$ 249,053	$ 296,120

5. NOTE PAYABLE BANK

Note payable bank at September 30, 2000, consists of the following:

Note payable bank is collateralized by a certificate of deposit, due in 36 monthly payments of $2,353 each. On November 3, 2002, the unpaid balance is due. Interest is computed at the First Union Bank prime rate.	$ 164,496
Less current portion	(13,170)
$ 151,326

Maturities of the note payable in each of the next three years are estimated as follows:

Fiscal Year 2001 $ 13,170

Fiscal Year 2002 $ 14,376

Fiscal Year 2003 $136,950

On November 3, 1999 the majority shareholder of the Company sold a portion of his controlling interest in the Company to a then-unrelated third party to which he also transferred substantially all of his voting rights. In conjunction with this transaction the Company borrowed $175,000 from a bank and secured the loan by a certificate of deposit in the amount of $175,000. The proceeds of this loan were then loaned to the acquiring shareholder and used to purchase the stock from the former majority shareholder. The shareholder's loan receivable is on the same basis as the Company's bank loan. The note receivable is collateralized by 1,000,000 shares of common stock of the Company.

6. LEASES

The Company rents equipment on an as needed basis for terms of one day to several months. Rent expense for the years ended September 30, 2000, and 1999, was approximately $10,471 and $16,306 respectively.

7. STOCK OPTION PLANS

In November 1992 the Company's Board of Directors adopted the 1992 Stock Option Plan (the "Plan") which was approved by the Shareholders at the 1992 Annual Meeting on January 8, 1993. The purpose of the Plan is to encourage and enable employees, directors and other persons upon whose judgment, initiative and efforts the Company largely depends to acquire a proprietary interest in the Company. Under the Plan, the Board of Directors, or a Stock Option Committee appointed by the Board of Directors, may grant stock purchase options ("Options") relating to a maximum of 1,000,000 shares of Common Stock (subject to adjustment due to certain recapitalizations, reorganizations or other corporate events). The Board of Directors or the Company's Stock Option Committee shall have discretion to determine which of this amount may be granted as incentive stock options ("ISO's") and non-statutory options. If any Option expires, terminates or is canceled without having been exercised, the shares subject to that option will again be available for issuance under the Plan.

As of September 30, 2000, there were no options issued under the plan.

8. INCOME TAXES

The Company accounts for income taxes according to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes".

The net deferred tax asset (liability) in the accompanying balance sheet as of September 30, 2000, includes deferred tax assets and liabilities attributable to the following items:

Deferred tax assets (liability):
Accrual to cash basis of accounting	$15,000
Depreciation	3,000
Investment credit carryforwards	6,900
Net operating loss carryforwards	429,000
Net deferred tax asset (liability)	453,900
Valuation allowance for deferred tax assets	(453,900)
Net deferred asset tax (liability)	$0

As of September 30, 2000, the Company had available a cumulative federal net operating loss carryforward of approximately $1,363,000 which expires as follows: $404,000 in 2008, $394,000 in 2010, $540,000 in 2012, $25,000 in 2013, and a capital loss carryover of approximately $24,000 which expires in 2000. In addition, the Company has available an investment tax credit carryforward of $6,933 which expires in 2002.

On November 3, 1999, the majority shareholder of the Company sold a portion of his controlling interest in the Company to an unrelated third party along with transferring substantially all of his voting rights. The above sale may ultimately limit the Company's utilization of its net operating loss carryforward.

9. STOCKHOLDERS' EQUITY

In January 1999 stock awards for 40,000 shares of restricted common stock of the Company were authorized by the Board of Directors and awarded to two employees and a director of the Company. The restricted common shares issued resulted in a $6,000 charge against fiscal 1999 income.

In May 2000 the Company purchased 15,000 shares of restricted common stock of the Company for $4,542 in cash and repayment of amounts owed the Company by a former employee.

10. OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT

The Company's financial instruments subject to credit risk are primarily trade accounts receivable. Generally, the Company does not require collateral or other security to support customer receivables. The Company derived approximately 86 percent and 94 percent of its revenue in the years ended September 30, 2000, and 1999, respectively, from a single customer, Westinghouse Savannah River Company, a material processing facility owned by the United States Department of Energy. A disruption of this relationship or a material reduction in the volume of business with the Westinghouse Savannah River Company could have a material adverse affect on the Company.

11. COMMITMENTS AND CONTINGENCIES

On November 12, 1999 the Company was named as a defendant in a breach of contract suit filed in the South Carolina Court of Common Pleas in Aiken County by a former director, officer, and employee. The suit seeks actual, consequential, incidental, and punitive damages in an undisclosed amount. The Company is aggressively defending this action and alleges that this action is without merit.

12. SUBSEQUENT EVENTS

On November 12, 1999, the Company was named as a defendant in a breach of contract suit filed in the South Carolina Court of Common Pleas in Aiken County by a former officer and employee. The suit seeks actual, consequential, and incidental damages. The Company is aggressively defending this action and alleges that this action is without merit.

On March 1, 2000, the Company sued Sidney Pump, a former officer and director of the Company, in Broward County, Florida, Circuit Court. The suit sought the return of Company documents which the Company believed were in Mr. Pump's possession and control. Thereafter, Mr. Pump returned various documents to the Company. The Company contends that certain documents remain in his possession. The Company filed a Motion to Amend Complaint and a proposed Amended Complaint on October 16, 2000. The proposed Amended Complaint asserts causes of action on behalf of the Company and WFD Partnership, its majority stockholder, against Mr. Pump and his wife; against George J. Georges, a former director, majority shareholder, and President of the Company; and against Mr. Georges' estate. The proposed Amended Complaint alleges fraud, breach of fiduciary duty, conversion, tortious interference with a contract and conspiracy, and seeks actual, consequential, incidental, and punitive damages. The Company believes that it will be successful in its claims; however, the Company has not recorded any financial impact from this litigation in the operating results for the year ended September 30, 2000, nor can it anticipate the amount of any recovery from its claims.