Form 10QSB
period 2000-12-31
ENVIRONMENTAL MONITORING & TESTING CORPORATION
filed 2001-02-09
CIK 842919

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2000

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

Yes X No

Title of each class Outstanding at February 1, 2001

Common stock, 3,795,183

par value $0.01

Transitional Small Business Disclosure Format (Check one)

Yes No X

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited financial statements for the quarter ended December 31, 2000 are provided on the four following pages.

INDEX

Balance Sheet Page 3

Statements of Operations and Retained Earnings (Deficit) Page 4

Statements of Cash Flows Page 5

Notes to Financial Statements Page 6

ENVIRONMENTAL MONITORING & TESTING CORPORATION AND SUBSIDIARY

BALANCE SHEET

(UNAUDITED)

ASSETS	December 31, 2000
Current assets:
Cash and cash equivalents	$44,089
Restricted cash, current portion	29,216
Accounts receivable-trade	75,806
Inventories	2,400
Other current assets	6,836
Total current assets	158,347

Note receivable, long-term	23,789
Property, plant and equipment, net	292,918
Restricted cash, long-term portion	147,883
Note receivable from stockholder	162,663
$785,600

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable bank, current portion	$13,480
Accounts payable	30,327
Accrued expenses	96,877
Total current liabilities	140,684

Note payable bank, long-term portion	147,883

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized and none issued
Common stock, $.01 par value, 30,000,000 shares authorized
and 6,184,000 shares issued	61,840
Capital-in-excess of par	1,978,483
Retained Earnings (deficit)	(1,322,485)
717,838
Less: Cost of treasury stock, 2,388,817 shares held on December 31, 2000	(220,805)
Total stockholders' equity	497,033

$785,600

See accompanying notes.

ENVIRONMENTAL MONITORING & TESTING CORPORATION AND SUBSIDIARY

STATEMENT OF OPERATIONS AND RETAINED EARNINGS

(UNAUDITED)

	Three months ended December 31
	2000	1999

Contract revenue	$146,058	$113,056

Contract costs and expenses:
Direct contract cost	62,212	61,308
Indirect contract cost	26,278	43,898
Selling, general and administrative expenses	74,158	55,158
Depreciation	3,202	5,966

Total contract costs and expenses	165,850	166,330

(Loss) from operations	(19,792)	(53,274)

Other income (expenses):
Gain on sale of machinery and equipment	300	--
Interest income	6,983	4,194
Interest expense	(4,075)	(3,155)
Other, net	95	140

Total other income	3,303	1,179

Net (loss)	$(16,489)	$(52,095)

Retained Deficit, Beginning of Period	(1,305,996)	(1,230,916)
Retained Deficit, End of Peiod	$(1,322,485)	$(1,283,011)

Net (loss) per share information: (Note 3)
Basic:
Net (loss) per share	$(0.00)	$(0.01)
Weighted average number of common shares	3,795,183	3,810,183

Diluted:
Net (loss) per share	$(0.00)	$(0.01)
Weighted average number of common shares	3,795,183	3,810,183

See accompanying notes.

ENVIRONMENTAL MONITORING & TESTING CORPORATION AND SUBSIDIARY

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three months ended December 31
	2000	1999
Cash flows from operating activities:
Net (loss)	$(16,489)	$(52,095)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	3,202	5,966
(Gain) on sale of machinery and equipment	(300)	--
Changes in certain assets and liabilities:
Accounts receivable	(33,084)	(21,141)
Inventories and other current assets	(679)	8,626
Accounts payable	6,690	28,792
Other current liabilities	9,947	624

Net cash provided by (used in) operating activities	(30,713)	(29,228)

Cash flows from investing activities:
Sale of machinery and equipment	300	--

Net cash provided by (used in) investing activities	300	--

Cash flows from financing activities:
Increase in restricted cash	(2,712)	(175,722)
Proceeds from borrowing of long-term debt	--	175,000
Repayment of long-term debt	(3,133)	(1,048)
Note receivable from shareholder	2,983	(175,226)
Repayments of amounts due from related parties	0	14,993

Net cash (used in) financing activities	(2,862)	(162,003)

Net increase (decrease) in cash and cash equivalents	(33,275)	(191,231)
Cash and cash equivalents, beginning of period	77,364	193,788

Cash and cash equivalents, end of period	$44,089	$2,557

Supplemental disclosure:
Cash paid for interest	$3,925	$1,881

See accompanying notes.

ENVIRONMENTAL MONITORING & TESTING CORPORATION AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2000, are not necessarily indicative of the results that may be expected for the year ended September 30, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2000.

2. Sales to Major Customer

The Company derived approximately 42 percent and 79 percent of its revenue in the three months ended December 31, 2000 and 1999, respectively, from a single customer, the Savannah River Site, a material processing facility operated for the United States Department of Energy by the Westinghouse Savannah River Company.

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

5. Restricted Cash and Note Receivable and Payable

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

ENVIRONMENTAL MONITORING & TESTING CORPORATION AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6. Reclassifications

Certain prior year amounts have been reclassed to conform to 2001 presentation.

Item 2. Management's Discussion and Analysis or Plan of Operation

Three months ended December 31, 2000 vs.1999

Contract revenue for the three months ended December 31, 2000 increased approximately 29% over the same period of the prior fiscal year. The increase was a result of an increase in drilling services generated from customers other than Westinghouse Savannah River Company. Management, in an effort to continue profitability, has reduced non-productive personnel and concentrated on marketing to other engineering firms. Direct and indirect costs decreased $16,716 and 33% of revenues because of improved efficiencies and an increase in revenues. Selling, general and administrative costs increased in relation to sales due to the significant increase in legal fees resulting from the Company defending itself in litigation and pursuing litigation against two former officers and directors. The net loss for the three months ended December 31, 2000 was $16,489 as compared to a net los of $52,095 incurred in the same period of the previous year.

The Company has adopted FASB 109 Accounting for Income Taxes, and consequently is not required to record any tax expense due to its utilization of its net operating loss carry forwards. Therefore, no income tax expense or benefit is recorded in the three month period ending December 31, 2000 and 1999.

Liquidity and Capital Resources

On November 3, 1999, the majority shareholder of the Company sold a portion of his controlling interest in the Company, together with substantially all of his voting rights, to WFD. In conjunction with this transaction the Company borrowed $175,000 from a bank and secured the loan by a certificate of deposit in the amount of $175,000. The proceeds of this loan were then loaned to WFD and used to purchase the Company's Common Stock from the majority shareholder. This loan is secured by 1,000,000 shares of Common Stock of the Company. This transaction resulted in a reduction of the working capital of the Company. WFD is a general partnership, some partners of which have made, and intend to continue to make, loan payments on behalf of WFD to the Company. WFD's loan payments are applied to pay the Company's bank loan.

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

The Company's capital expenditures are generally for the replacement of equipment and are being kept to a minimum. The Company continues to perform repairs and maintenance on equipment and therefore does not anticipate any replacement of equipment in the current fiscal year. Although no assurances can be given, management is of the opinion that the working capital is sufficient to meet the Company's anticipated needs during the ensuing twelve months. At December 31, 2000 the Company had working capital of $17,663, a current ratio of 1.1:1, a debt to equity ratio of .6:1, and shareholders' equity of $497,033.

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

Forward-looking Statements

This Report on Form 10-QSB contains certain forward-looking statements. These forward-looking statements include statements regarding (i) marketing plans, capital and operations expenditures, and results of operations; (ii) potential financing arrangements; (iii) potential utility and acceptance of the Company's existing and proposed services; and (iv) the need for, and availability of, additional financing.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

  Exhibit--27 Financial Data Schedule
  Reports on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Environmental Monitoring

& Testing Corporation

(Registrant)

Date: February 9, 2001 By /s/ Vincent A Ferri

Vincent A. Ferri, President and CEO

(Principal Executive Officer)

By /s/ Martin Jacoby

Martin Jacoby, Treasurer