Form 10QSB
period 2001-03-31
ENVIRONMENTAL MONITORING & TESTING CORPORATION
filed 2001-05-08
CIK 842919

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001

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

Yes X No

Title of each class Outstanding at May 1, 2001

Common stock, 3,785,183

par value $0.01

Transitional Small Business Disclosure Format (Check one)

Yes No X

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited financial statements for the quarter ended March 31, 2001 are provided on the four following pages.

INDEX

Balance Sheet Page 3

Statements of Operations and Retained Earnings (Deficit) Page 4

Statements of Cash Flows Page 5

Notes to Financial Statements Page 6

ENVIRONMENTAL MONITORING & TESTING CORPORATION AND SUBSIDIARY

BALANCE SHEET

(UNAUDITED)

ASSETS	March 31, 2001
Current assets:
Cash and cash equivalents	$116,962
Restricted cash, current portion	37,811
Accounts receivable-trade	49,920
Inventories	22,428
Other current assets	8,646
Total current assets	235,767

Property, plant and equipment, net	289,716
Restricted cash, long-term portion	141,753
Note receivable from stockholder	158,909
$826,145

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable bank, current portion	$16,158
Accounts payable	52,822
Accrued expenses	17,967
Advance payments	33,895
Deferred compensation	102,000
Total current liabilities	222,842

Note payable bank, long-term portion	141,753

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized and none issued
Common stock, $.01 par value, 30,000,000 shares authorized
and 6,184,000 shares issued	61,840
Capital-in-excess of par	1,978,482
Retained Earnings (deficit)	(1,357,467)
682,855
Less: Cost of treasury stock, 2,398,817 shares held on March 31, 2001	(221,305)
Total stockholders' equity	461,550

$826,145

See accompanying notes.

ENVIRONMENTAL MONITORING & TESTING CORPORATION AND SUBSIDIARY

STATEMENT OF OPERATIONS AND RETAINED EARNINGS

(UNAUDITED)

	Three months ended March 31,		Six months ended March 31,
	2001	2000	2001	2000
Contract revenue	$121,144	$98,522	$267,202	$211,578

Contract costs and expenses:
Direct contract cost	63,703	53,617	125,915	114,926
Indirect contract cost	23,147	38,249	49,425	82,147
Selling, general and administrative expenses	69,905	52,945	144,063	108,102
Depreciation	3,202	5,967	6,404	11,933

Total contract costs and expenses	159,957	150,778	325,807	317,108

(Loss) from operations	(38,813)	(52,256)	(58,605)	(105,530)

Other income (expenses):
Gain on sale of machinery and equipment			300
Interest income	7,057	6,327	14,040	10,973
Interest expense	(3,304)	(4,335)	(7,379)	(7,941)
Other, net	78	131	173	270

Total other income	3,831	2,123	7,134	3,302

Net (loss)	$(34,982)	$(50,133)	$(51,471)	$(102,228)

Retained Deficit, Beginning of Period	(1,322,485)	(1,283,011)	(1,305,996)	(1,230,916)
Retained Deficit, End of Peiod	$(1,357,467)	$(1,333,144)	$(1,357,467)	$(1,333,144)

Net (loss) per share information: (Note 3)
Basic:
Net (loss) per share	$(0.01)	$(0.01)	$(0.01)	$(0.03)
Weighted average number of common shares	3,793,294	3,810,183	3,794,249	3,810,183

Diluted:
Net (loss) per share	$(0.01)	$(0.01)	$(0.01)	$(0.03)
Weighted average number of common shares	3,793,294	3,810,183	3,794,249	3,810,183

See accompanying notes.

ENVIRONMENTAL MONITORING & TESTING CORPORATION AND SUBSIDIARY

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six months ended March 31
	2001	2000
Cash flows from operating activities:
Net (loss)	$(51,471)	$(102,228)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	6,404	11,933
(Gain) on sale of machinery and equipment	(300)	--
Changes in certain assets and liabilities:
Accounts receivable	16,591	(13,629)
Inventories and other current assets	(22,517)	3,326
Accounts payable	29,185	72,488
Other current liabilities	66,932	(11,432)

Net cash provided by (used in) operating activities	44,824	(39,542)

Cash flows from investing activities:
Sale of machinery and equipment	300	--

Net cash provided by (used in) investing activities	300	--

Cash flows from financing activities:
Increase in restricted cash	(5,177)	(178,895)
Proceeds from borrowing of long-term debt	--	175,000
Repayment of long-term debt	(6,585)	(4,354)
Note receivable from shareholder	6,736	(171,774)
Repayments of amounts due from related parties	0	30,957
Purchase of Treasury stock	(500)	--

Net cash (used in) financing activities	(5,526)	(149,066)

Net increase (decrease) in cash and cash equivalents	39,598	(188,608)
Cash and cash equivalents, beginning of period	77,364	193,788

Cash and cash equivalents, end of period	$116,962	$5,180

Supplemental disclosure:
Cash paid for interest	$7,529	$6,813

See accompanying notes.

ENVIRONMENTAL MONITORING & TESTING CORPORATION AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended September 30, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2000.

2. Sales to Major Customer

The Company derived approximately 39 percent and 85 percent of its revenue in the six months ended March 31, 2001 and 2000, respectively, from a single customer, the Savannah River Site, a material processing facility operated for the United States Department of Energy by the Westinghouse Savannah River Company.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

Six months ended March 31, 2001 vs.2000

Contract revenue for the six months ended March 31, 2001 increased approximately 26% over the same period of the prior fiscal year. The increase was a result of an increase in drilling services generated from customers other than Westinghouse Savannah River Company. Management, in an effort to achieve profitability, has reduced non-productive personnel and concentrated on marketing to other engineering firms. Direct and indirect costs decreased $21,733 and 28% of revenues because of improved efficiencies and an increase in revenues. Selling, general and administrative costs increased in relation to sales due to the significant increase in legal fees resulting from the Company defending itself in litigation and pursuing litigation against two former officers and directors. The net loss for the six months ended March 31, 2001 was $51,471 as compared to a net loss of $102,228 incurred in the same period of the previous year.

The Company has adopted FASB 109 Accounting for Income Taxes, and consequently is not required to record any tax expense due to its utilization of its net operating loss carry forwards. Therefore, no income tax expense or benefit is recorded in the six month period ending March 31, 2001 and 2000.

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

The Company's capital expenditures are generally for the replacement of equipment and are being kept to a minimum. The Company continues to perform repairs and maintenance on equipment and therefore does not anticipate any replacement of equipment in the current fiscal year. Although no assurances can be given, management is of the opinion that the working capital is sufficient to meet the Company's anticipated needs during the ensuing twelve months. At March 31, 2001 the Company had working capital of $12,925, a current ratio of 1.1:1, a debt to equity ratio of .8:1, and shareholders' equity of $461,550.

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

Environmental Monitoring

& Testing Corporation

(Registrant)

Date: May 8, 2001 By /s/ Vincent A Ferri

Vincent A. Ferri, President and CEO

(Principal Executive Officer)

By /s/ Martin Jacoby

Martin Jacoby, Treasurer