Form 10QSB
period 2001-06-30
ENVIRONMENTAL MONITORING & TESTING CORP
filed 2001-08-07
CIK 842919

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001

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

Yes X No

Title of each class Outstanding at August 1, 2001

Common stock, 3,785,183

par value $0.01

Transitional Small Business Disclosure Format (Check one)

Yes No X

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited financial statements for the quarter ended June 30, 2001 are provided on the four following pages.

INDEX

Balance Sheet Page 3

Statements of Operations and Retained Earnings (Deficit) Page 4

Statements of Cash Flows Page 5

Notes to Financial Statements Page 6

ENVIRONMENTAL MONITORING & TESTING CORPORATION AND SUBSIDIARY

BALANCE SHEET

(UNAUDITED)

ASSETS	June 30, 2001
Current assets:
Cash and cash equivalents	$121,160
Restricted cash, current portion	18,398
Accounts receivable-trade	57,357
Inventories	2,650
Other current assets	5,148
Total current assets	204,713

Property, plant and equipment, net	320,114
Restricted cash, long-term portion	135,545
Note receivable from stockholder	154,719
$815,091

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable bank, current portion	$18,398
Accounts payable	17,432
Accrued expenses	17,670
Advance payments	5,376
Deferred compensation	120,000
Total current liabilities	178,876

Note payable bank, long-term portion	135,545

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized and none issued
Common stock, $.01 par value, 30,000,000 shares authorized
and 6,184,000 shares issued	61,840
Capital-in-excess of par	1,978,482
Retained Earnings (deficit)	(1,318,347)
721,975
Less: Cost of treasury stock, 2,398,817 shares held on June 30, 2001	(221,305)
Total stockholders' equity	500,670

$815,091

See accompanying notes.

ENVIRONMENTAL MONITORING & TESTING CORPORATION AND SUBSIDIARY

STATEMENT OF OPERATIONS AND RETAINED EARNINGS

(UNAUDITED)

	Three months ended June 30,		Nine months ended June 30,
	2001	2000	2001	2000
Contract revenue	$211,692	$191,668	$478,894	$403,246

Contract costs and expenses:
Direct contract cost	100,377	76,241	226,292	191,167
Indirect contract cost	18,243	29,313	67,668	111,460
Selling, general and administrative expenses	58,901	62,142	202,964	170,244
Depreciation	3,790	5,967	10,194	17,901

Total contract costs and expenses	181,311	173,663	507,118	490,772

(Loss) from operations	30,381	18,005	(28,224)	(87,526)

Other income (expenses):
Gain on sale of machinery and equipment	1,464	--	1,764	--
Interest income	6,245	6083	20,285	17,056
Interest expense	(2,868)	(4,997)	(10,247)	(12,938)
Other, net	3,898	3,965	4,071	4,236

Total other income	8,739	5,051	15,873	8,354

Net (loss)	$39,120	$23,056	$(12,351)	$(79,172)

Retained Deficit, Beginning of Period	(1,357,467)	(1,333,144)	(1,305,996)	(1,230,916)
Retained Deficit, End of Period	$(1,318,347)	$(1,310,088)	$(1,318,347)	$(1,310,088)

Net (loss) per share information: (Note 3)
Basic:
Net (loss) per share	$0.01	$0.01	$(0.00)	$(0.02)
Weighted average number of common shares	3,785,183	3,800,128	3,791,227	3,806,844

Diluted:
Net (loss) per share	$0.01	$0.01	$(0.00)	$(0.02)
Weighted average number of common shares	3,785,183	3,800,128	3,791,227	3,806,844

See accompanying notes.

ENVIRONMENTAL MONITORING & TESTING CORPORATION AND SUBSIDIARY

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine months ended June 30
	2001	2000
Cash flows from operating activities:
Net (loss)	$(12,351)	$(79,172)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	10,194	17,901
(Gain) on sale of machinery and equipment	(1,764)	--
Changes in certain assets and liabilities:
Accounts receivable	9,154	(85,658)
Inventories and other current assets	3,259	2,195
Accounts payable	(6,205)	95,445
Other current liabilities	56,116	(10,609)
Net cash provided by (used in) operating activities	58,403	(59,898)

Cash flows from investing activities:
Sale of machinery and equipment	300	--
Acquisition of machinery and equipment	(35,225)	--
Net cash provided by (used in) investing activities	(34,925)	--

Cash flows from financing activities:
Decrease (increase) in restricted cash	20,444	(167,512)
Proceeds from borrowing of long-term debt	--	175,000
Repayment of long-term debt	(10,553)	(7,488)
Note receivable from shareholder	10,927	(168,640)
Repayments of amounts due from related parties	--	45,048
Proceeds from borrowing of current debt	--	35,000
Repayment of current debt	--	(35,000)
Purchase of Treasury stock	(500)	(4,543)
Net cash (used in) financing activities	20,318	(128,135)

Net increase (decrease) in cash and cash equivalents	43,796	(188,033)
Cash and cash equivalents, beginning of period	77,364	193,788

Cash and cash equivalents, end of period	$121,160	$5,755

Supplemental disclosure:
Cash paid for interest	$10,578	$12,938
Sale of assets through accounts receivable	2,500	--

See accompanying notes.

ENVIRONMENTAL MONITORING & TESTING CORPORATION AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended September 30, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2000.

2. Sales to Major Customer

The Company derived approximately 31 percent and 85 percent of its revenue in the nine months ended June 30, 2001 and 2000, respectively, from a single customer, the Savannah River Site, a material processing facility operated for the United States Department of Energy by the Westinghouse Savannah River Company.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

Three months ended June 30, 2001 vs.2000

Contract revenue for the three months ended June 30, 2001 increased approximately 10% over the same period of the prior fiscal year. The increase was a result of an increase in drilling services generated from customers other than Westinghouse Savannah River Company, which represented 21% of revenues as compared to 84% in the same period of the prior fiscal year. Management, in an effort to achieve profitability, has reduced non-productive personnel and concentrated on marketing to other engineering firms. Direct and indirect costs increased $13,066 and 1% of revenues because of product mix and the increase in revenues. Selling, general and administrative costs decreased $3,241because of a decrease in legal fees resulting from the Company defending itself in litigation and pursuing litigation against two former officers and directors. The net income for the three months ended June 30, 2001 was $39,120 as compared to a net income of $23,056 in the same period of the previous year.

Nine months ended June 30, 2001 vs.2000

Contract revenue for the nine months ended June 30, 2001 increased approximately 19% over the same period of the prior fiscal year. The increase was a result of an increase in drilling services generated from customers other than Westinghouse Savannah River Company. Management, in an effort to achieve profitability, has reduced non-productive personnel and concentrated on marketing to other engineering firms. Direct and indirect costs decreased $8,667 and 2% of revenues because of improved efficiencies, product mix, and an increase in revenues. Selling, general and administrative costs increased in relation to sales due to the significant increase in legal fees resulting from the Company defending itself in litigation and pursuing litigation against two former officers and directors. The net loss for the nine months ended June 30, 2001 was $12,351 as compared to a net loss of $79,172 incurred in the same period of the previous year.

The Company has adopted FASB 109 Accounting for Income Taxes, and consequently is not required to record any tax expense due to its utilization of its net operating loss carry forwards. Therefore, no income tax expense or benefit is recorded in the nine month period ending June 30, 2001 and 2000.

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

The Company's capital expenditures are generally for the replacement of equipment and are being kept to a minimum. The Company continues to perform repairs and maintenance on equipment and therefore does not anticipate any replacement of equipment in the current fiscal year. Although no assurances can be given, management is of the opinion that the working capital is sufficient to meet the Company's anticipated needs during the ensuing twelve months. At June 30, 2001 the Company had working capital of $25,837, a current ratio of 1.1:1, a debt to equity ratio of .6:1, and shareholders' equity of $500,670.

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

On March 1, 2000, the Company sued Sidney Pump, a former officer and director of the Company, in Broward County, Florida, Circuit Court. The suit sought the return of Company documents which the Company believed were in Mr. Pump's possession and control. Thereafter, Mr. Pump returned various documents to the Company. The Company contends that certain documents remain in his possession. The Company filed a Motion to Amend Complaint and a proposed Amended Complaint on October 16, 2000. The proposed Amended Complaint asserts causes of action on behalf of the Company and WFD Partnership, its majority stockholder, against Mr. Pump and his wife; against George J. Georges, a former director, majority shareholder, and President of the Company; and against Mr. Georges' estate. The proposed Amended Complaint alleges fraud, breach of fiduciary duty, conversion, tortious interference with a contract and conspiracy, and seeks actual, consequential, incidental, and punitive damages. The Company believes that it will be successful in its claims; however, the Company did not record any financial impact from this litigation in the operating results for the year ended September 30, 2000, nor can it anticipate the amount of any recovery from its claims.

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

Environmental Monitoring

& Testing Corporation

(Registrant)

Date: August 6, 2001 By /s/ Vincent A Ferri

Vincent A. Ferri, President and CEO

(Principal Executive Officer)

By /s/ Martin Jacoby

Martin Jacoby, Treasurer