Form 10KSB
period 2001-09-30
ENVIRONMENTAL MONITORING & TESTING CORP
filed 2001-12-21
CIK 842919

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(X) Annual Report Under Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the Fiscal Year Ended September 30, 2001

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

Common Stock, $.01 par value

(Title of Class)

Check whether the issuer: (1) filed all documents and reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State Issuer's revenues for its most recent fiscal year: $608,403

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 1, 2001 was $125,000.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the Issuer's Common Stock as of December 1, 2001 was 3,785,183.

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

ENVIRONMENTAL MONITORING & TESTING CORPORATION

Report on Form 10-KSB

For the Fiscal Year Ended September 30, 2001

TABLE OF CONTENTS

Part I

Item 1. Description of Business 4

Item 2. Description of Property 6

Item 3. Legal Proceedings 7

Item 4. Submission of Matters to a Vote of Security Holders 7

Part II

Item 5. Market for Common Equity and Related Stockholder Matters 8

Item 6. Management's Discussion and Analysis or Plan of Operation 8

Item 7. Financial Statements 10

Item 8. Changes in and Disagreements with Accountants

on Accounting and Financial Disclosure 10

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act 11

Item 10. Executive Compensation 12

Item 11. Security Ownership of Certain Beneficial Owners and Management 13

Item 12. Certain Relationships and Related Transactions 14

Item 13. Exhibits, List and Reports on Form 8-K 14

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

The Company presently operates one division, located in New Ellenton, South Carolina. See Item 2, "Description of Property."

The Company maintains its corporate offices at 825 Main Street South, New Ellenton, South Carolina 29809 and its telephone number is (803) 652-2718.

Environmental Drilling

Environmental drilling involves drilling for soil and water samples, drilling and installation of ground water monitoring wells, drilling and installation of recovery wells (primarily hydrocarbon wells), and drilling and installation of water supply or production wells. The Company uses drilling rigs which are drilling platforms attached to a truck, all terrain vehicle, or other stable platform to perform these services. See Item 2, "Description of Property."

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

The Company does not store or haul hazardous wastes. If containment, collection, and removal of development water, drilling mud, drill cuttings, and other hazardous waste is required, the Company places that waste in drums which Company employees move to on-site storage areas. Thereafter, the supervising engineer of the customer or other responsible party arranges for hauling and disposal by an appropriate waste disposal and transportation firm.

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

Customers

The Company derived approximately 38 percent and 86 percent of its revenue in the fiscal years ended September 30, 2001, and 2000, respectively, from the Westinghouse Savannah River Company pursuant to its contracts for drilling services at this Department of Energy material processing facility. On September 30, 2001 the multi-year contract under which the Company was performing services at this site expired. The Company submitted bids in response to WSRC's request for proposals. However, in October 2001 the Company was advised that it was not a successful bidder. The Company may solicit contracts at this site as a second tier sub-contractor. There can be no assurances that the Company will be successful in performing further drilling services at this site.

The majority of the Company's revenues are generated from other engineering and/or consulting firms responsible for evaluating the environmental concerns of their clients. The Company is engaged by such engineering or consulting firms because of their familiarity with the Company and its reputation and prior performance record. Services are generally performed through contracts obtained through competitive bidding.

The Company has reduced its scope of operations, but is striving to diversify and market to new customers. The Company is licensed to perform drilling services in three states. The Company would like to perform drilling services in other states as opportunities arise and on a very selective basis, though there can be no assurances that such diversification and expansion will be achieved.

Backlog

As of December 1, 2001 the backlog of signed and verbal contracts totaled approximately $35,000. Generally, the backlog of signed and verbal contracts are not canceled, though there can be no assurances that such cancellations will not occur. This work is in progress or scheduled to be substantially completed by the end of January 2002. Since most of the Company's work is of short to medium duration and awarded with little advance notice, the backlog of signed contracts at any given time is generally not representative of how well the Company is doing or will do over any particular time period.

Competition

The Company provides its services pursuant to contracts which are generally obtained through competitive bidding; such contracts are usually small, the majority of which have a term of less than 30 days and are limited to the drilling and installation of specific wells. Typically, there are several bidders for such contracts and, as a result, varying levels of price sensitivity. Although the Company competes, to some extent, with larger companies which have greater financial resources, the Company believes that it owns or can obtain comparable drilling machinery and related equipment. Management expects to remain competitive because of its drilling experience, performance record, continued safety training, and equipment availability and reliability.

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

At present, the Company's business is not directly regulated, except for the drilling licenses discussed above. However, as the Company performs work on governmental projects it may fall under the regulation of the United States Department of Energy, United States Department of Defense, Environmental Protection Agency or other state or federal regulatory agencies. Any violations of such regulations could prevent the Company from working on governmental projects.

As the majority of its work relates to drilling and installing wells for environmental monitoring and testing, the Company benefits from environmental, health, safety, and hazardous waste regulations. Governmental regulation at both the federal and state levels has increased and is becoming more restrictive. It is not possible to predict whether the Company's activities will become directly regulated as a result of the increase in governmental regulation.

Management believes that the increased governmental regulation of industrial wastes and pollution will create a greater demand for services offered by the Company, though no assurances can be had that the Company will benefit from this demand.

Employees

As of December 1, 2001 the Company had seven employees.

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

The Company's headquarters and division office are located in New Ellenton, South Carolina. The Company owns the facility, consisting of four buildings on 4.83 acres fronting on South Carolina Highway 19. The four steel frame and metal buildings consist of a 3,600 square foot office building; 3,200 square feet of maintenance shops; 4,800 square feet of warehouse; and approximately 4,200 square feet of other shops and storage. The balance of the property is used to park vehicles and equipment when not being used on a job site and while awaiting repair.

The Company currently uses two drill rigs and one pump pulling or service rig. Additionally, the Company owns adequate support equipment such as water trucks, steam cleaners, trailers, safety equipment and tooling. The Company has a vehicle service facility, a welding shop, and a paint shop on the New Ellenton property which enable the Company to modify, rebuild, and maintain its vehicles, drilling rigs, and related equipment. From time to time the Company may sell equipment if it believes the equipment is not required.

During August 2001 the Company entered into a sales contract to sell all the real estate and buildings in South Carolina. This sales contract is expected to close in December 2001. In conjunction with this sales contract, the Company recorded an impairment reserve to reduce the net book value of these assets to their estimated net realizable value.

Item 3. Legal Proceedings

On November 12, 1999 the Company was named as a defendant in a breach of contract suit filed in the South Carolina Court of Common Pleas in Aiken County by a former officer and employee. The suit sought actual, consequential, and incidental damages. The Company has aggressively defended this action and maintained that this action was without merit.

The Company was successful in defending itself in the South Carolina Court of Common Pleas. However, the plaintiff appealed this finding to the South Carolina Court of Appeals. Rather than incur the extensive legal expenses necessary to answer and argue this appeal, and to negate any further appeals and associated expenses, the Company agreed to a settlement in November 2001. See "Item 7, Financial Statements, Statement of Operations."

In March 1, 2000, the Company sued Sidney Pump, a former officer and director of the Company, in Broward County, Florida, Circuit Court. The suit sought the return of Company documents which the Company believed were in Mr. Pump's possession and control. Thereafter, Mr. Pump returned various documents to the Company. The Company contends that certain documents remain in his possession. The Company filed a Motion to Amend Complaint and a proposed Amended Complaint on October 16, 2000. The proposed Amended Complaint asserts causes of action on behalf of the Company and WFD Partnership, its majority stockholder, against Mr. Pump and his wife; against George J. Georges, a former director, majority shareholder, and President of the Company; and against Mr. Georges' estate. The proposed Amended Complaint alleges fraud, breach of fiduciary duty, conversion, tortuous interference with a contract and conspiracy, and seeks actual, consequential, incidental, and punitive damages. The Company believes that it will be successful in its claims; however, the Company has recorded all litigation expenses as they have been incurred. The Company has not recorded any financial impact from this litigation in the operating results for the year ended September 30, 2001 nor can it anticipate the amount of any recovery from its claims.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Common Equity and Related Stockholder Matters

The Company's Common Stock is traded on the NASD OTC Bulletin Board under the trading symbol EVMT.

The following bid quotations have been reported for the period beginning October 1, 1999 and ending September 30, 2001.

Bid Prices

Period High Low

Quarter Ending 12/31/99 $0.14 $0.06

Quarter Ending 3/31/00 $0.37 $0.06

Quarter Ending 6/30/00 $0.39 $0.20

Quarter Ending 9/30/00 $0.01 $0.12

Quarter Ending 12/31/00 $0.04 $0.05

Quarter Ending 3/31/01 $0.06 $0.04

Quarter Ending 6/30/0 $0.16 $0.04

Quarter Ending 9/30/01 $0.10 $0.06

Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission. Such quotes are not necessarily representative of actual transactions or the value of the Company's securities and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

The Company has been advised that eight NASD member firms are currently acting as market makers for the Common Stock. There is no assurance that an active trading market will develop which will provide liquidity for the Company's shareholders.

As of September 30, 2001, there were approximately 125 shareholders of record of the Company's Common Stock. Certain of the shares of Common Stock are held in "street" name and may, therefore, be held by several beneficial owners. As of December 1, 2001 there were 6,184,000 shares of Common Stock issued and 3,785,183 shares of Common Stock outstanding. No prediction can be made as to the effect, if any, of the future sales of shares of Common Stock or the availability of Common Stock for future sale will have on the market price of the Common Stock prevailing from time to time. Sales of substantial amounts of Common Stock on the public market could adversely affect the prevailing market price of the Common Stock.

The Company has not paid a cash dividend on the Common Stock since current management joined the Company, and it does not anticipate that any dividends will be paid in the foreseeable future. The Board of Directors intends to follow a policy of retaining earnings, if any, to finance the growth of the Company. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements, and other factors.

Item 6. Management's Discussion and Analysis or Plan of Operation

The following analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report.

Results of Operations

During fiscal year 2001, the Company experienced an increase in demand for its services. Increased marketing efforts have been implemented to reduce the reliance on the Savannah River Site, from which the Company derived 38% of its revenues in the 2001 fiscal year. Though no assurances can be made, the Company anticipates that these efforts will improve the utilization of drilling equipment and related assets. Management is committed to monitoring the operating results and to make decisions based upon those monitored results to maximize the return on investment of the assets deployed by its operations.

Comparison of Fiscal Years 2001 and 2000

Contract revenue increased approximately $116,065, or 23.6%, in 2001 as compared to 2000. Even though there was a decrease in the requirement of drilling services at the Savannah River Site, this was offset by a significant increase in revenue resulting from contracts from independent engineering consultants and other customers.

Direct and indirect contract costs increased $3,384, but decreased 13.7% of revenues in 2001 compared to 2000. This minor increase in costs on a significant increase in revenues is the result of improved operating efficiencies and cost controls.

Selling, general and administrative expenses increased $23,507. Increased legal fees and attendant expenses associated with litigation and reporting to the Securities and Exchange Commission, increased accounting and professional fees, and increased deferred compensation expenses represented this net increase.

Depreciation expense decreased $8,486 because of the sale of drilling equipment in 2000 and as a direct result of the age of certain equipment.

During August 2001 the Company entered into a sales contract to sell all the real estate and buildings in South Carolina. This sales contract is expected to close in December 2001. In conjunction with this sales contract, the Company recorded an impairment reserve of $103,000 to reduce the net book value of these assets to their estimated net realizable value.

The Company accrued expenses for the settlement of litigation and associated expenses for a suit which was settled in November 2001.

During 2001 a minor amount of equipment was sold, which resulted in a gain of $1,764. During 2000 drill rigs and equipment were sold with a cost basis of $283,903, which resulted in a one-time gain of $101,085. These gains are recorded as a gain on the sale of machinery and equipment.

Interest income is a result of the interest income generated by the Company's certificate of deposit and the interest income earned on the Company's notes receivable. The interest expense represents interest paid on accounts and the interest expense from a note payable.

The Company has taken a conservative approach and has not recorded any deferred tax benefits associated with its net operating loss carry forwards. There currently are net operating carry-overs for federal income tax purposes of approximately $811,000. See Item 7, "Financial Statements, Notes to Financial Statements, Note 5."

Management has recognized that the Company cannot solely concentrate on environmental drilling work. Management has endeavored to focus on marketing the Company's drilling services. Management intends to continue these efforts and to be selective in market areas and types of work contracted.

Management continues to search for acquisition candidates that fit into related business segments that can contribute to the growth of the Company while benefitting from the Company's expertise, and which can also provide diversification and a more stable revenue flow. The Company has been hindered in these efforts because of on-going litigation. No assurances can be given that such acquisitions or ventures will be undertaken or completed. The Company is also seeking to diversify by evaluating other sources of income, including investment opportunities and joint ventures.

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

Liquidity and Capital Resources

On November 3, 1999, the majority shareholder of the Company sold a portion of his controlling interest in the Company to WFD. In conjunction with this transaction the Company borrowed $175,000 from a bank and secured the loan by a certificate of deposit in the amount of $175,000. The proceeds of this loan were then loaned to WFD and used to purchase the Company's Common Stock from the majority shareholder. This transaction resulted in a reduction of the working capital of the Company. WFD is a general partnership, some partners of which have made loan payments on behalf of WFD to the Company. WFD's loan payments have been applied to pay the Company's bank loan. In September 2001 certain partners of WFD, who are also officers and directors of the Company, entered into a settlement agreement with the Company and WFD. The WFD note receivable, the bank note payable, and the officers' and directors' deferred compensation amounts were settled as payment in full for all outstanding balances.

At September 30, 2001 the Company had working capital of $107,546 and a current ratio of 2.39 to 1; its total indebtedness aggregated $77,440; its shareholders' equity was $320,393; and its debt to equity ratio was .24 to 1.

At September 30, 2001 the Company had sufficient working capital to meet its working capital requirements for the fiscal year which began October 1, 2001. The Company met its working capital and capital expenditure requirements during the year ended September 30, 2001 through operating activities. There can be no assurance that the Company will continue to be able to meet its working capital requirements from operations or that the Company will be able to finance any working capital deficiencies on a debt or equity basis should it be unable to meet its working capital requirements from operations.

The Company's capital expenditures are generally needed for the repair and replacement of equipment. During 2001 the Company acquired an auger drilling rig. The Company believes that its liquidity is limited and may not be sufficient to handle significant replacements, however, rental equipment is available on short- to medium- term basis.

On October 1, 1998, the Board of Directors authorized the Company to purchase Common Stock of the Company from time-to-time for treasury shares in the open market at a price not to exceed the net book value of the shares of Common Stock. During fiscal 2000 and 2001 the Company acquired 25,000 shares of Common Stock as payment of amounts owed the Company by former employees.

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

Name Age Position

Vincent A. Ferri 51 President, Chief Executive Officer, Director

Martin Jacoby 56 Treasurer, Director

Vincent A. Ferri was appointed to the Company's Board of Directors in November 1999 and was elected as Chief Executive Officer and President of the Company contemporaneously with his appointment as a Board member. Mr. Ferri has been a licensed mortgage broker since 1993 and a licensed real estate broker since 1984 with the State of Florida.

Martin Jacoby was appointed to the Company's Board of Directors in November 1999 and was elected as Treasurer of the Company contemporaneously with his appointment as a Board member. Mr. Jacoby has been a licensed investment and insurance agent since 1973.

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations from reporting persons, there were no instances where reporting persons failed to file timely reports during the fiscal year ended September 30, 2001.

Item 10. Executive Compensation

The following tables and notes present for the three years ended September 30, 2001 the compensation paid by the Company to its officers. No executive officer received compensation greater than $100,000 in any of the three fiscal years ended September 30, 2001, 2000, or 1999.

Summary Compensation Table

Other

Name and Annual

Principal Fiscal Compen-

Position Year (1) Salary Bonus sation ($) (2)

(a) (b) (c) (d) (e)

-------------------------------------------------------------------------------------------------------------------------

Vincent A. Ferri, 2001 -- -- $52,353

President, CEO 2000 -- -- $33,000

and Director 1999 -- -- --

Martin Jacoby, 2001 -- -- $52,353

Treasurer and 2000 -- -- $33,000

Director 1999 -- -- --

__________

(1) The Company's fiscal year ends September 30.

(2) Consists of deferred compensation accrued but not paid for services performed. The deferred compensation was paid through a settlement arrangement between the officers, the Company, and WFD.

The officers of the Company do not have employment contracts and are employed pursuant to an oral agreement of employment and at the will of the Company. The officers currently receive a salary and an allowance for health benefits.

The Company does not have any formal pension, profit sharing, or such other similar plans pursuant to which it pays additional cash or non-cash compensation to its employees including the individuals and group specified on previous page.

The Board of Directors of the Company may, from time to time, grant Common Stock or options to purchase Common Stock to officers, directors, and key employees. Directors of the Company may be reimbursed for expenses incurred.

In November 1992 the Company's Board of Directors adopted the 1992 Stock Option Plan (the "Plan") which was approved by the shareholders at the 1992 Annual Meeting on January 8, 1993. The purpose of the Plan is to encourage and enable employees, directors, and other persons upon whose judgment, initiative, and efforts the Company largely depends to acquire a proprietary interest in the Company. Under the Plan, the Board of Directors, or a Stock Option Committee appointed by the Board of Directors, may grant stock purchase options ("Options") relating to a maximum of 1,000,000 shares of Common Stock (subject to adjustment due to certain recapitalizations, reorganizations, or other corporate events). The Board of Directors or the Company's Stock Option Committee shall have discretion to determine which of this amount may be granted as incentive stock options ("ISO's") and non-statutory options. If any Option expires, terminates, or is canceled without having been exercised, the shares subject to that option will again be available for issuance under the Plan.

As of September 30, 2001, there were no options issued under the Plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information with respect to the anticipated beneficial ownership of the Common Stock by (i) each of the directors of the Company, (ii) each person known by the Company to be the beneficial owner of five percent or more of the outstanding Common Stock, and (iii) all executive officers and directors as a group, as of September 30, 2001. Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares.

Name and Address of Amount and Nature of

Beneficial Owner Beneficial Ownership (2) Percent of Class (3)

Vincent A. Ferri (1) 1,000,000 (4) 26.3%

4830 Pine Tree Drive

Boynton Beach, FL 33436

Martin Jacoby (1) 1,000,000 (4) 26.3%

9866 NW 17th Street

Coral Springs, FL 33071

WFD Partnership 1,000,000 (4) 26.3%

4830 Pine Tree Drive

Boynton Beach, FL 33436

Dennis Jacoby 1,000,000 (4) 26.3%

412 Capri I

Delray Beach, FL 33434

Juleen Pump 1,000,000 (4) 26.3%

4811 NW 98th Way

Coral Springs, FL 33076

Estate of George J. Georges 1,000,000 (4) 26.3%

6445 Via Rosa

Boca Raton, FL 33433

All Executive Officers 1,000,000 (4) 26.3%

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

Item 12. Certain Relationships and Related Transactions

On November 3, 1999, George J. Georges, the majority shareholder of the Company, sold a portion of his controlling interest in the Company to WFD, an unrelated third party. At the time of the sale certain principals of WFD were elected directors and officers of the Company. This sale may ultimately limit the Company's utilization of its net operating loss carryforward. See Item 7, "Financial Statements, Notes to Financial Statements, Note 5."

In conjunction with this transaction the Company borrowed $175,000 from a bank, which it secured by a certificate of deposit in the amount of $175,000. The proceeds of this loan were advanced to WFD and used by WFD to purchase stock from Mr. Georges. This transaction resulted in a reduction of the working capital of the Company. WFD was obligated to pay the Company the amount of the loan payment as prescribed by the loan agreement between WFD and the Company. In September 2001 certain partners of WFD, who are also officers and directors of the Company, entered into a settlement agreement with the Company and WFD. The WFD note receivable, the bank note payable, and the officers' and directors' deferred compensation amounts were settled as payment in full for all outstanding balances.

Exhibit 13. Exhibits, List, and Reports on Form 8-K

(a) Exhibits

Exhibit No. Description

3.1 Articles of Incorporation*

3.2 By-Laws*

4.1 Specimen share certificate*

* Filed previously

(b) Form 8-K

The Company filed no reports on Form 8-K for the fourth quarter of fiscal year 2001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, there unto duly authorized.

ENVIRONMENTAL MONITORING

& TESTING CORPORATION

Dated: December 20, 2001 By: /s/ Vincent A. Ferri

Vincent A. Ferri, President

Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.

Signature Title Date

/s/ Vincent A. Ferri President, CEO December 20, 2001

Vincent A. Ferri and Director

/s/ Martin Jacoby Director December 20, 2001

Martin Jacoby

INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants F-2

Balance Sheet - September 30, 2001 F-3

Statement of Operations for the Years Ended

September 30, 2001 and 2000 F-4

Statement of Changes in Stockholders' Equity

for the Years Ended September 30, 2001 and 2000 F-5

Statement of Cash Flows for the Years Ended

September 30, 2001 and 2000 F-6

Notes to Financial Statements F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors

Environmental Monitoring &

Testing Corporation

New Ellenton, South Carolina

We have audited the accompanying balance sheet of Environmental Monitoring & Testing Corporation and Subsidiary as of September 30, 2001 and the related statements of operations, stockholders' equity and cash flow for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on the results of our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Environmental Monitoring & Testing Corporation and Subsidiary as of September 30, 2001 and its results of operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Margolies, Fink and Wichrowski

Pompano Beach, Florida

October 25, 2001

ENVIRONMENTAL MONITORING & TESTING CORPORATION AND SUBSIDIARY

BALANCE SHEET

SEPTEMBER 30, 2001

ASSETS
Current assets:
Cash and cash equivalents	$ 92,095
Accounts receivable-trade	80,716
Inventories	2,400
Other current assets	9,775

Total current assets	184,986

Property, plant and equipment, net	212,847

$ 397,833

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 18,394
Accrued expenses	59,046

Total current liabilities	77,440

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized and none issued
Common stock, $.01 par value, 30,000,000 shares authorized
and 6,184,000 shares issued	61,840
Capital-in-excess of par	1,978,483
Retained earnings (deficit)	(1,498,625)

566,698

Less: Cost of treasury stock, 2,398,817 shares	(221,305)

Total stockholders' equity	320,393

$ 397,833

The accompanying notes are an integral part of these financial statements.

ENVIRONMENTAL MONITORING & TESTING CORPORATION AND SUBSIDIARY

STATEMENT OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2001 AND 2000

	2001	2000

Contract revenue	$ 608,403	$ 492,338

Contract costs and expenses:
Direct contract cost	257,750	232,736
Indirect contract cost	112,862	134,492
Selling, general and administrative expenses	314,079	290,572
Depreciation	14,461	22,947

Total contract costs and expenses	699,152	680,747

Income (loss) from operations	(90,749)	(188,409)

Other income (expenses):
Impairment of fixed assets	(103,000)
Settlement of litigation	(25,000)
Gain on sale of machinery and equipment	1,764	101,085
Interest income	24,701	24,384
Interest expense	(12,610)	(17,192)
Other, net	12,265	5,052

Total other income (loss)	(101,880)	113,329

Net (loss)	$ (192,629)	$ (75,080)

Net (loss) per share information: (Note 1)

Basic:
Net (loss) per share	$ (0.05)	$ (0.02)

Weighted average number of common shares	3,789,704	3,803,913

Diluted:
Net (loss) per share	$ (0.05)	$ (0.02)

Weighted average number of common shares	3,789,704	3,803,913

The accompanying notes are an integral part of these financial statements.

ENVIRONMENTAL MONITORING & TESTING CORPORATION AND SUBSIDIARY

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED SEPTEMBER 30, 2001 AND 2000

Capital
Common	Treasury	in excess	Retained
	Shares	Amount	Shares	Amount	of par	(Deficit)	Total

Balance October 1, 1999	6,184,000	$ 61,840	(2,373,817)	$ (216,263)	$ 1,978,483	$(1,230,916)	$ 593,144

Purchase of common stock			(15,000)	(4,542)			(4,542)

Net (loss)						(75,080)	(75,080)

Balance September 30, 2000	6,184,000	61,840	(2,388,817)	(220,805)	1,978,483	(1,305,996)	513,522

Purchase of common stock			(10,000)	(500)			(500)

Net (loss)						(192,629)	(192,629)

Balance September 30, 2001	6,184,000	$ 61,840	(2,398,817)	$ (221,305)	$ 1,978,483	$ (1,498,625)	$ 320,393

The accompanying notes are an integral part of these financial statements.

ENVIRONMENTAL MONITORING & TESTING CORPORATION AND SUBSIDIARY

STATEMENT OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2001 AND 2000

	2001	2000
Cash flows from operating activities:
Net (loss)	$ (192,629)	$ (75,080)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	14,461	22,947
(Gain) on sale of machinery and equipment	(1,764)	(101,085)
Provision for impairment on property	103,000
Non-cash compensation	84,023	66,000
Changes in certain assets and liabilities:
Inventories and other current assets	(3,618)	7,717
Accounts receivable	(37,216)	23,165
Receivable from officer and director		6,500
Accounts payable	(5,243)	16,055
Other current liabilities	38,116	(9,667)

Net cash provided by (used in) operating activities	(870)	(43,448)

Cash flows from investing activities:
Sale of machinery and equipment	1,415	107,103
Purchase of machinery and equipment	(35,225)

Net cash provided by (used in) investing activities	(33,810)	107,103

Cash flows from financing activities:
Change in restricted cash	174,387	(174,387)
Proceeds from borrowing of long-term debt		175,000
Repayment of long-term debt	(164,496)	(10,504)
Payments on notes receivable	24,397
Note receivable from shareholder	15,623	(165,646)
Purchase of treasury stock	(500)	(4,542)

Net cash (used in) financing activities	49,411	(180,079)

Net increase (decrease) in cash and cash equivalents	14,731	(116,424)
Cash and cash equivalents, beginning of period	77,364	193,788

Cash and cash equivalents, end of period	$ 92,095	$ 77,364

The accompanying notes are an integral part of these financial statements.

ENVIRONMENTAL MONITORING & TESTING CORPORATION AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Environmental Monitoring & Testing Corporation (the "Company") is a Delaware corporation incorporated on May 10, 1988. The Company is engaged in the business of drilling wells, primarily for the purpose of environmental monitoring and testing, principally in South Carolina and Georgia. On November 3, 1999 the Company acquired Environmental Monitoring and Testing Corporation (EMTC-SC, a South Carolina Corporation). EMTC-SC was incorporated in fiscal 1998 and has been inactive since the acquisition.

Cash equivalents. The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents.

Restricted cash. Restricted cash at September 30, 2000 represented a certificate of deposit that was currently held as collateral securing the Company's note payable.

Accounts receivable. Accounts receivable are reported at their net realizable value. An allowance for doubtful accounts is recognized when the Company does not expect to collect the full amount of its accounts receivable. The Company considers all accounts receivable to be fully collectible at September 30, 2001.

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

Property, plant and equipment. Property, plant, and equipment are recorded at cost, less accumulated depreciation. For financial reporting purposes, depreciation is computed on the straight-line method over the useful lives of the assets. Accelerated methods of depreciation are used for income tax purposes. Expenditures for renewals and betterments, which increase the estimated useful life or capacity of assets, are capitalized. Expenditures for repairs and maintenance are charged to expense as incurred.

Accounting estimates. Management of the Company occasionally uses accounting estimates in determining certain revenues and expenses. Estimates are based on subjective as well as objective factors and, as a result, judgment is required to estimate certain amounts at the date of the financial statements.

Recoverability of long-lived assets. The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company has recorded a provision for an impairment estimate on the land and buildings based upon a preliminary contract to sell the facility.

Contract revenue and costs. The Company recognizes revenues on contracts based upon direct labor hours worked and services completed and accepted by the customer. Contract costs and expenses are recorded as incurred.

Income taxes. Deferred income taxes in the accompanying financial statements reflect temporary differences in reporting results of operations for income tax and financial accounting purposes. The principal timing differences in recognition of income taxes result from using the cash basis of accounting for income tax purposes and the accrual basis for financial reporting purposes, and the difference in book and tax basis of property, plant, and equipment.

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

2. PROPERTY, PLANT AND EQUIPMENT

At September 30, 2001 property, plant and equipment consisted of the following:

		Accumulated	Net Book
	Cost	Depreciation	Value
Land	$ 109,617	$ -	$ 109,617
Buildings and improvements	304,958	131,605	183,380
Drilling equipment and vehicles	156,729	123,852	3,123

Total property, plant, and equipment	$ 571,304	$ 255,457	315,847

Provision for impairment			(103,000)

Net property			$ 212,847

3. LEASES

The Company rents equipment on an as-needed basis for terms of one day to several months. Rent expense for the years ended September 30, 2001 and 2000 was approximately $21,326 and $10,471 respectively.

4. STOCK OPTION PLANS

In November 1992 the Company's Board of Directors adopted the 1992 Stock Option Plan (the "Plan"), which was approved by the Shareholders at the 1992 Annual Meeting on January 8, 1993. The purpose of the Plan is to encourage and enable employees, directors and other persons upon whose judgment, initiative and efforts the Company largely depends to acquire a proprietary interest in the Company. Under the Plan, the Board of Directors, or a Stock Option Committee appointed by the Board of Directors, may grant stock purchase options ("Options") relating to a maximum of 1,000,000 shares of Common Stock (subject to adjustment due to certain recapitalizations, reorganizations or other corporate events). The Board of Directors or the Company's Stock Option Committee shall have discretion to determine which of this amount may be granted as incentive stock options ("ISO's") and non-statutory options. If any Option expires, terminates or is canceled without having been exercised, the shares subject to that option will again be available for issuance under the Plan.

As of September 30, 2001 there were no options issued under the plan.

5. INCOME TAXES

The Company accounts for income taxes according to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The net deferred tax asset (liability) in the accompanying balance sheet as of September 30, 2001 includes deferred tax assets and liabilities attributable to the following items:

Deferred tax assets (liability):
Accrual to cash basis of accounting	$ (16,250)
Depreciation	(600)
Investment credit carryforwards	6,900
Asset imparement	32,500
Net operating loss carryforwards	255,700

Net deferred tax asset (liability)	278,250
Valuation allowance for deferred tax assets	(278,250)

Net deferred asset tax (liability)	$ -

As of September 30, 2001, the Company had available a cumulative federal net operating loss carryforward (as adjusted for the change in ownership discussed below) of approximately $811,000, which expires as follows: $402,000 in 2008, $121,000 in 2009, $116,000 in 2011, $25,000 in 2012, and $147,000 in 2016. In addition, the Company has available an investment tax credit carryforward of $6,933 which expires in 2002.

On November 3, 1999 the majority shareholder of the Company sold a portion of his controlling interest in the Company to an unrelated third party. The contract for the sale of these shares limits the timing, and has reduced the Company's utilization of its net operating loss carryforward in the amount of approximately $700,000.

6. STOCKHOLDERS' EQUITY

In May 2000 the Company purchased 15,000 shares of restricted common stock of the Company for $4,542 in cash and repayment of amounts owed the Company by a former employee. In March 2001 the Company purchased 10,000 shares of restricted common stock of the Company for $500 in cash and repayment of amounts owed the Company by a former employee.

7. OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT

The Company's financial instruments subject to credit risk are primarily trade accounts receivable. Generally, the Company does not require collateral or other security to support customer receivables. The Company derived approximately 38 percent and 86 percent of its revenue in the years ended September 30, 2001 and 2000 respectively, from a single customer, Westinghouse Savannah River Company, a material processing facility owned by the United States Department of Energy. A disruption of this relationship or a material reduction in the volume of business with the Westinghouse Savannah River Company could have a material adverse affect on the Company.

8. COMMITMENTS AND CONTINGENCIES

In March 1, 2000, the Company sued Sidney Pump, a former officer and director of the Company, in Broward County, Florida, Circuit Court. The suit sought the return of Company documents which the Company believed were in Mr. Pump's possession and control. Thereafter, Mr. Pump returned various documents to the Company. The Company contends that certain documents remain in his possession. The Company filed a Motion to Amend Complaint and a proposed Amended Complaint on October 16, 2000. The proposed Amended Complaint asserts causes of action on behalf of the Company and WFD Partnership, its majority stockholder, against Mr. Pump and his wife; against George J. Georges, a former director, majority shareholder, and President of the Company; and against Mr. Georges' estate. The proposed Amended Complaint alleges fraud, breach of fiduciary duty, conversion, tortuous interference with a contract and conspiracy, and seeks actual, consequential, incidental, and punitive damages. The Company believes that it will be successful in its claims; however, the Company has recorded all litigation expenses as they have been incurred. The Company has not recorded any financial impact from this litigation in the operating results for the year ended September 30, 2001 nor can it anticipate the amount of any recovery from its claims.

9. SUPPLEMENTAL CASH FLOW DISCLOSURE

Supplemental disclosure:	2001	2000
Sale of assets through accounts receivable	$ 1,385	$ 24,397
Cash paid for interest	13,760	16,042

10. SUBSEQUENT EVENTS

On November 12, 1999 the Company was named as a defendant in a breach of contract suit filed in the South Carolina Court of Common Pleas in Aiken County by a former officer and employee. The suit sought actual, consequential, and incidental damages. The Company has aggressively defended this action and maintained that this action was without merit.

The Company was successful in defending itself in the South Carolina Court of Common Pleas. However, the plaintiff appealed this finding to the South Carolina Court of Appeals. Rather than incur the extensive legal expenses necessary to answer and argue this appeal, and to negate any further appeals and associated expenses, the Company agreed to a settlement in November 2001.

In December 2001 the Company entered into a settlement agreement with the Estate of George J. Georges and received a cash settlement of $15,000.