Form 10QSB
period 2001-12-31
ENVIRONMENTAL MONITORING & TESTING CORP
filed 2002-01-25
CIK 842919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number: 0-18296

Environmental Monitoring and Testing Corporation (Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	62-1265486 (IRS Employer Identification No.)

100 East Linton Blvd., Suite 108B, Delray Beach, Florida 33483 (Address of principal executive offices)

(561) 274-6690 (Issuer's telephone number)

825 Main Street, South, New Ellenton, South Carolina 29809 (Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,795,183 shares Outstanding at January 18, 2002

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited financial statements for the quarter ended December 31, 2001 are provided on the four following pages.

INDEX

Balance Sheet Page 3

Statements of Operations and Retained Earnings (Deficit) Page 4

Statements of Cash Flows Page 5

Notes to Financial Statements Page 6

ENVIRONMENTAL MONITORING & TESTING CORPORATION AND SUBSIDIARY

BALANCE SHEET

(UNAUDITED)

ASSETS	December 31, 2001
Current assets:
Cash and cash equivalents	$338,402
Accounts receivable-trade - net	8,696
Other current assets	9,625
Total current assets	356,723

$356,723

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,801
Accrued expenses	7,334
Total current liabilities	25,135

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized and none issued
Common stock, $.01 par value, 30,000,000 shares authorized
and 6,184,000 shares issued	61,840
Capital-in-excess of par	1,978,483
Retained Earnings (deficit)	(1,487,430)
552,893
Less: Cost of treasury stock, 2,388,817 shares held on December 31, 2001	(221,305)
Total stockholders' equity	331,588

$356,723

See accompanying notes.

ENVIRONMENTAL MONITORING & TESTING CORPORATION AND SUBSIDIARY

STATEMENT OF OPERATIONS AND RETAINED EARNINGS

(UNAUDITED)

	Three months ended December 31
	2001	2000

General and administrative expenses	$61,263	$74,158

(Loss) from continuing operations	(61,263)	(74,158)

Other income (expenses):
Gain on sale of fixed assets	57,367	300
Settlement of litigation	15,000	---
Interest income	318	6,983
Interest expense	---	(4,075)
Other, net	12,789	95

Total other income	85,774	3,303

Income (loss) before discontinued operations	24,211	(70,855)

Discontinued operations:
Net income (loss) from discontinued operations	(13,016)	54,366

Net income (loss)	$11,195	$(16,489)

Retained Deficit, Beginning of Period	(1,498,625)	(1,305,996)
Retained Deficit, End of Period	$(1,487,430)	$(1,322,485)

Net (loss) per share information: (Note 3)
Basic and diluted:
Income (loss) before discontinued operations	$0.00	$(0.01)

Discontinued operations	$(0.00)	$0.01

Net income (loss) per common share	$0.00	$(0.00)
Weighted average number of common shares outstanding basic and diluted	3,785,183	3,795,183

See accompanying notes.

ENVIRONMENTAL MONITORING & TESTING CORPORATION AND SUBSIDIARY

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three months ended December 31
	2001	2000
Cash flows from operating activities:
Net income (loss)	$11,195	$(16,489)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	4,268	3,202
(Gain) on sale of machinery and equipment	(57,367)	(300)
Changes in certain assets and liabilities:
Accounts receivable	72,020	(33,084)
Inventories and other current assets	2,550	(679)
Accounts payable	(593)	6,690
Other current liabilities	(51,712)	9,947

Net cash (used in) operating activities	(19,639)	(30,713)

Cash flows from investing activities:
Sale of property, plant and equipment	265,946	300

Net cash provided by investing activities	265,946	300

Cash flows from financing activities:
Increase in restricted cash	---	(2,712)
Repayment of long-term debt	---	(3,133)
Note receivable from shareholder	---	2,983

Net cash (used in) financing activities	---	(2,862)

Net increase (decrease) in cash and cash equivalents	246,307	(33,275)
Cash and cash equivalents, beginning of period	92,095	77,364

Cash and cash equivalents, end of period	$338,402	$44,089

Supplemental disclosure:
Cash paid for interest	---	$3,925

See accompanying notes.

ENVIRONMENTAL MONITORING & TESTING CORPORATION AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2001, are not necessarily indicative of the results that may be expected for the year ended September 30, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2001.

2. Sales to Major Customer

The Company derived approximately 59 percent and 42 percent of its revenue in the three months ended December 31, 2001 and 2000, respectively, from a single customer, the Savannah River Site, a material processing facility operated for the United States Department of Energy by the Westinghouse Savannah River Company.

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

5. Discontinued Operations

On December 31, 2001 the company sold all real property and all drilling assets of the Company for $270,000 less related expenses. In conjunction with this sale the Company recorded expenses associated with discontinuing drilling operations and the termination of all employees associated with the South Carolina operation.

Item 2. Management's Discussion and Analysis or Plan of Operation

Three months ended December 31, 2001 vs.2000

Contract revenue for the three months ended December 31, 2001 decreased $103,207 or 71% over the same period of the prior fiscal year. The significant decrease was caused by a severe softening in the requirement of drilling services from other customers and the expiration of a multi-year drilling contract at the Savannah River Plant. The Company submitted proposals for future work at the DOE facility, but was not successful and was not awarded any contracts. Direct and indirect costs decreased significantly as all unnecessary expenses were reduced in light of the reduction in revenues. Selling, general, and administrative expenses decreased because of a decline in legal expenses but by their nature are relatively fixed.

On December 31, 2001 the Company sold all of its real estate and drilling assets and ceased operations. In determining to sell the Company's assets management considered the severe decline in revenues and non-renewal of the multi-year contract at the Savannah River Plant, and seized an opportunity to liquidate the drilling assets of the Company. These sales generated $265,946 of cash and a gain on the sale of fixed assets in the amount of $57,367.

Other income and expenses include the following: a.) The company reached a settlement with the estate of George J. Georges (former President and majority shareholder) whereby the estate paid $15,000 to the Company to settle current litigation; b.) Shutdown expenses were recorded to cover expenses that were incurred with the closing of the South Carolina drilling operation. These expenses included severance payments, benefits, and other associated expenses; c.) The officers of the Company relinquished accrued, but not paid, deferred compensation for the benefit of the Company totaling $12,789 in conjunction with the Company's settlement of the litigation with the estate of George J. Georges. See Part II, Item 1, "Legal Proceedings."

The Company has adopted FASB 109 Accounting for Income Taxes, and consequently is not required to record any tax expense due to its utilization of its net operating loss carry forwards. Therefore, no income tax expense or benefit is recorded in the three month period ending December 31, 2001 and 2000.

Liquidity and Capital Resources

The Company has liquidated all of its operating assets and will function as an inactive public corporation while management attempts to reposition and redirect the Company. The Company has been positioned to facilitate acquisitions and mergers with other businesses. The Company has net operating loss carryforwards and the fully reporting corporate shell as intangible assets which will facilitate the redirection of the Company. Although no assurances can be given, management is of the opinion that it will be successful in its efforts of redirecting the Company and enhancing shareholder value.

At December 31, 2001 the Company had working capital of $331,588, a current ratio of 14.2:1, a debt to equity ratio of .08:1, and shareholders' equity of $331,588.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 1, 2000, the Company sued Sidney Pump, a former officer and director of the Company, in Broward County, Florida, Circuit Court. The suit sought the return of Company documents which the Company believed were in Mr. Pump's possession and control. Thereafter, Mr. Pump returned various documents to the Company. The Company contends that certain documents remain in his possession. The Company filed a Motion to Amend Complaint and a proposed Amended Complaint on October 16, 2000. The proposed Amended Complaint asserts causes of action on behalf of the Company and WFD Partnership, its majority stockholder, against Mr. Pump and his wife. The proposed Amended Complaint alleges fraud, breach of fiduciary duty, conversion, tortious interference with a contract and conspiracy, and seeks actual, consequential, incidental, and punitive damages. The Company believes that it will be successful in its claims; however, the Company has not recorded any financial impact from this litigation in the operating results for the quarter ended December 31, 2001 nor can it anticipate the amount of any recovery from its claims.

In December 2001 the Company agreed to settle litigation it was pursuing against George J. Georges (its former president and majority shareholder) and subsequently against his estate. The Company received $15,000 as full settlement.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

In December 2001 WFD Partnership agreed to settle litigation it was pursuing against George J. Georges (former President and majority shareholder) and subsequently against his estate. WFD Partnership received as full settlement 1,000,000 shares of restricted common stock of the Company. This settlement resulted in WFD Partnership owning and controlling 52.7 percent of the common stock of the Company outstanding on December 31, 2001.

Item 6. Exhibits and Reports on Form 8-K.

A Form 8-K was filed for events occurring on December 31, 2001 on January 10, 2002 relative to the sale of all real property and drilling assets of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Environmental Monitoring

& Testing Corporation

(Registrant)

Date: January 25, 2002 By /s/ Vincent A Ferri

Vincent A. Ferri, President and CEO

(Principal Executive Officer)

By /s/ Martin Jacoby

Martin Jacoby, Treasurer