Form 10QSB
period 2002-03-31
ENVIRONMENTAL MONITORING & TESTING CORP
filed 2002-04-10
CIK 842919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2002

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

_____________________________________________________ (Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,795,183 shares Outstanding at March 31, 2002

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited financial statements for the quarter ended March 31, 2002 are provided on the four following pages.

INDEX

Balance Sheet Page 3

Statements of Operations and Retained Earnings (Deficit) Page 4

Statements of Cash Flows Page 5

Notes to Financial Statements Page 6

ENVIRONMENTAL MONITORING & TESTING CORPORATION

BALANCE SHEET

(UNAUDITED)

ASSETS	March 31, 2002
Current assets:
Cash and cash equivalents	$285,024
Accounts receivable-trade - net	-
Other current assets	9,825
Total current assets	294,849

$294,849

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,967
Accrued expenses	1,625
Total current liabilities	4,592

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized and none issued
Common stock, $.01 par value, 30,000,000 shares authorized
and 6,184,000 shares issued	61,840
Capital-in-excess of par	1,978,483
Retained Earnings (deficit)	(1,528,761)
511,562
Less: Cost of treasury stock, 2,398,817 shares held on March 31, 2002	(221,305)
Total stockholders' equity	290,257

$294,849

See accompanying notes.

ENVIRONMENTAL MONITORING & TESTING CORPORATION

STATEMENT OF OPERATIONS AND RETAINED EARNINGS

(UNAUDITED)

	Three months ended March 31		Six months ended March31
	2002	2001	2002	2001

General and administrative expenses	$42,546	$69,905	$103,809	$144,063

(Loss) from continuing operations	(42,546)	(69,905)	(103,809)	(144,063)

Other income (expenses):
Gain on sale of fixed assets	---	---	57,367	300
Settlement of litigation	---	---	15,000	---
Interest income	1,239	7,057	1,557	14,040
Interest expense	---	(3,304)	---	(7,379)
Other, net	122	78	12,911	173

Total other income	1,361	3,831	86,835	7,134

Income (loss) before discontinued operations	(41,185)	(66,074)	(16,974)	(136,929)

Discontinued operations:
Net income (loss) from discontinued operations	(146)	31,092	(13,162)	85,458

Net income (loss)	$(41,331)	$(34,982)	$(30,136)	$(51,471)

Retained Deficit, Beginning of Period	(1,487,430)	(1,322,485)	(1,498,625)	(1,305,996)
Retained Deficit, End of Period	$(1,528,761)	$(1,357,467)	$(1,528,761)	$(1,357,467)

Net (loss) per share information: (Note 3)
Basic and diluted:
Income (loss) before discontinued operations	$(0.01)	$(0.02)	$(0.01)	$(0.03)

Discontinued operations	$(0.00)	$0.01	$(0.00)	$0.02

Net income (loss) per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding basic and diluted	3,785,183	3,793,294	3,785,183	3,794,249

See accompanying notes.

ENVIRONMENTAL MONITORING & TESTING CORPORATION

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six months ended March 31
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(30,136)	$(51,471)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	4,268	6,404
(Gain) on sale of machinery and equipment	(57,367)	(300)
Changes in certain assets and liabilities:
Accounts receivable	80,716	16,591
Inventories and other current assets	2,350	(22,517)
Accounts payable	(15,427)	29,185
Other current liabilities	(57,421)	66,932

Net cash (used in) operating activities	(73,017)	44,824

Cash flows from investing activities:
Sale of property, plant and equipment	265,946	300

Net cash provided by investing activities	265,946	300

Cash flows from financing activities:
Increase in restricted cash	---	(5,177)
Repayment of long-term debt	---	(6,585)
Note receivable from shareholder	---	6,736
Purchase of Treasury stock	---	(500)
Net cash (used in) financing activities	---	(5,526)

Net increase (decrease) in cash and cash equivalents	192,929	39,598
Cash and cash equivalents, beginning of period	92,095	77,364

Cash and cash equivalents, end of period	$285,024	$116,962

Supplemental disclosure:
Cash paid for interest	---	$7,529

See accompanying notes.

ENVIRONMENTAL MONITORING & TESTING CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended September 30, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2001.

2. Sales to Major Customer

The Company derived approximately 59 percent and 42 percent of its revenue in the three months ended December 31, 2001 and 2000, respectively, from a single customer, the Savannah River Site, a material processing facility operated for the United States Department of Energy by the Westinghouse Savannah River Company. The Company liquidated its operating assets on December 31, 2001 and did not generate any revenues during the quarter ended March 31, 2002.

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

4. Reclassifications

Certain prior year amounts have been reclassed to conform to 2002 presentation.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

Six months ended March 31, 2002 vs.2001

Contract revenue for the three months ended December 31, 2001 decreased $103,207 or 71% over the same period of the prior fiscal year. The significant decrease was caused by a severe softening in the requirement of drilling services from other customers and the expiration of a multi-year drilling contract at the Savannah River Plant. The Company submitted proposals for future work at the DOE facility, but was not successful and was not awarded any contracts. The company did not generate any revenues from continuing operations during the quarter ended March 31,2002.

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

The Company has adopted FASB 109 Accounting for Income Taxes, and consequently is not required to record any tax expense due to its utilization of its net operating loss carry forwards. Therefore, no income tax expense or benefit is recorded in the six month period ending March 31, 2002 and 2001.

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

At March 31, 2002 the Company had working capital of $290,257, a current ratio of 64:1, a debt to equity ratio of .02:1, and shareholders' equity of $290.257.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 1, 2000, the Company sued Sidney Pump, a former officer and director of the Company, in Broward County, Florida, Circuit Court. The suit sought the return of Company documents which the Company believed were in Mr. Pump's possession and control. Thereafter, Mr. Pump returned various documents to the Company. The Company contends that certain documents remain in his possession. The Company filed a Motion to Amend Complaint and a proposed Amended Complaint on October 16, 2000. The proposed Amended Complaint asserts causes of action on behalf of the Company and WFD Partnership, its majority stockholder, against Mr. Pump and his wife. The proposed Amended Complaint alleges fraud, breach of fiduciary duty, conversion, tortious interference with a contract and conspiracy, and seeks actual, consequential, incidental, and punitive damages. The Company believes that it will be successful in its claims; however, the Company has not recorded any financial impact from this litigation in the operating results for the period ended March 31, 2002 nor can it anticipate the amount of any recovery from its claims.

In December 2001 the Company agreed to settle litigation it was pursuing against George J. Georges (its former president and majority shareholder) and subsequently against his estate. The Company received $15,000 as full settlement.

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

In January 2002 the Company withdrew and/or dissolved its foreign corporation status in Georgia and South Carolina. In conjunction with this action, its inactive, wholly-owned subsidiary, a South Carolina corporation was dissolved.

Item 6. Exhibits and Reports on Form 8-K.

A Form 8-K was filed for events occurring on December 31, 2001 on January 10, 2002 relative to the sale of all real property and drilling assets of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Environmental Monitoring

& Testing Corporation

(Registrant)

Date: April 11, 2002 By /s/ Vincent A Ferri

Vincent A. Ferri, President and CEO

(Principal Executive Officer)

By /s/ Martin Jacoby

Martin Jacoby, Treasurer