Form 10QSB
period 2002-06-30
ENVIRONMENTAL MONITORING & TESTING CORP
filed 2002-07-03
CIK 842919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,785,183 shares Outstanding at June 30, 2002

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited financial statements for the quarter ended June 30, 2002 are provided on the four following pages.

INDEX

Balance Sheet Page 3

Statements of Operations and Retained Earnings (Deficit) Page 4

Statements of Cash Flows Page 5

Notes to Financial Statements Page 6

ENVIRONMENTAL MONITORING & TESTING CORPORATION

BALANCE SHEET

(UNAUDITED)

ASSETS	June 30, 2002
Current assets:
Cash and cash equivalents	$258,352
Accounts receivable-trade - net	-
Other current assets	200
Total current assets	258,552

$258,552

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$-
Accrued expenses	7,850
Total current liabilities	7,850

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized and none issued
Common stock, $.01 par value, 30,000,000 shares authorized
and 6,184,000 shares issued	61,840
Capital-in-excess of par	1,978,483
Retained Earnings (deficit)	(1,568,316)
472,007
Less: Cost of treasury stock, 2,398,817 shares held on June 30, 2002	(221,305)
Total stockholders' equity	250,702

$258,552

See accompanying notes.

ENVIRONMENTAL MONITORING & TESTING CORPORATION

STATEMENT OF OPERATIONS AND RETAINED EARNINGS

(UNAUDITED)

	Three months ended June 30		Nine months ended June 30
	2002	2001	2002	2001

General and administrative expenses	$40,650	$58,901	$144,459	$202,964

(Loss) from continuing operations	(40,650)	(58,901)	(144,459)	(202,964)

Other income (expenses):
Gain on sale of fixed assets	---	1,464	57,367	1,764
Settlement of litigation	---	---	15,000	---
Interest income	1,095	6,245	2,652	20,285
Interest expense	---	(2,868)	---	(10,247)
Other, net	---	3,898	12,911	4,071

Total other income	1,095	8,739	87,930	15,873

Income (loss) before discontinued operations	(39,555)	(50,162)	(56,529)	(187,091)

Discontinued operations:
Net income (loss) from discontinued operations	---	89,282	(13,162)	174,740

Net income (loss)	$(39,555)	$39,120	$(69,691)	$(12,351)

Retained Deficit, Beginning of Period	(1,528,761)	(1,357,467)	(1,498,625)	(1,305,996)
Retained Deficit, End of Period	$(1,568,316)	$(1,318,347)	$(1,568,316)	$(1,318,347)

Net (loss) per share information: (Note 3)
Basic and diluted:
Income (loss) before discontinued operations	$(0.01)	$(0.01)	$(0.02)	$(0.05)

Discontinued operations	$(0.00)	$0.02	$(0.00)	$0.05

Net income (loss) per common share	$(0.01)	$0.01	$(0.02)	$(0.00)
Weighted average number of common shares outstanding basic and diluted	3,785,183	3,785,183	3,785,183	3,791,227

See accompanying notes.

ENVIRONMENTAL MONITORING & TESTING CORPORATION

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine months ended June 30
		2002	2001
Cash flows from operating activities:
Net income (loss)		$(69,691)	$(12,351)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation		4,268	10,194
(Gain) on sale of machinery and equipment		(57,367)	(1,764)
Changes in certain assets and liabilities:
Accounts receivable		80,716	9,154
Inventories and other current assets		11,975	3,259
Accounts payable		(18,394)	(6,205)
Other current liabilities		(51,196)	56,116

Net cash (used in) operating activities		(99,689)	58,403

Cash flows from investing activities:
Sale of property, plant and equipment		265,946	300
Acquisition of property, plant and equipment		---	(35,225)
Net cash provided by investing activities		265,946	(34,925)

Cash flows from financing activities:
Decrease (increase) in restricted cash		---	20,444
Repayment of long-term debt		---	(10,553)
Note receivable from shareholder		---	10,927
Purchase of treasury stock		---	(500)
Net cash (used in) financing activities		---	20,318

Net increase (decrease) in cash and cash equivalents		166,257	43,796
Cash and cash equivalents, beginning of period		92,095	77,364

Cash and cash equivalents, end of period		$258,352	$121,160

Supplemental disclosure:
Cash paid for interest	$	---	$10,578
Sale of assets through accounts receivable		---	2,500

See accompanying notes.

ENVIRONMENTAL MONITORING & TESTING CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended September 30, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2001.

2. Sales to Major Customer

The Company derived approximately 59 percent and 42 percent of its revenue in the three months ended December 31, 2001 and 2000, respectively, from a single customer, the Savannah River Site, a material processing facility operated for the United States Department of Energy by the Westinghouse Savannah River Company. The Company liquidated its operating assets on December 31, 2001 and did not generate any revenues during the quarter ended June 30, 2002.

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

4. Reclassifications

Certain prior year amounts have been reclassified to conform to 2002 presentation.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

Nine months ended June 30, 2002 vs.2001

Contract revenue for the three months ended December 31, 2001 decreased $103,207 or 71% over the same period of the prior fiscal year. The significant decrease was caused by a severe softening in the requirement of drilling services from other customers and the expiration of a multi-year drilling contract at the Savannah River Plant. The Company submitted proposals for future work at the DOE facility, but was not successful and was not awarded any contracts. The company did not generate any revenues during the period January 1, 2002 through June 30, 2002.

On December 31, 2001 the Company sold all of its real estate and drilling assets and ceased operations. In determining to sell the Company's assets, management considered the severe decline in revenues and non-renewal of the multi-year contract at the Savannah River Plant, and seized an opportunity to liquidate the drilling assets of the Company. These sales generated $265,946 of cash and a gain on the sale of fixed assets in the amount of $57,367.

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

The Company has adopted FASB 109 Accounting for Income Taxes, and consequently is not required to record any tax expense due to its utilization of its net operating loss carry forwards. Therefore, no income tax expense or benefit is recorded in the nine month period ending June 30, 2002 and 2001.

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

At June 30, 2002 the Company had working capital of $250,702, a current ratio of 33:1, a debt to equity ratio of .03:1, and shareholders' equity of $250,702.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 1, 2000, the Company sued Sidney Pump, a former officer and director of the Company, in Broward County, Florida, Circuit Court. The suit sought the return of Company documents which the Company believed were in Mr. Pump's possession and control. Thereafter, Mr. Pump returned various documents to the Company. The Company contends that certain documents remain in his possession. The Company filed a Motion to Amend Complaint and a proposed Amended Complaint on October 16, 2000. The proposed Amended Complaint asserts causes of action on behalf of the Company and WFD Partnership, its majority stockholder, against Mr. Pump and his wife. The proposed Amended Complaint alleges fraud, breach of fiduciary duty, conversion, tortious interference with a contract and conspiracy, and seeks actual, consequential, incidental, and punitive damages. The Company believes that it will be successful in its claims; however, the Company has not recorded any financial impact from this litigation in the operating results for the period ended June 30, 2002 nor can it anticipate the amount of any recovery from its claims.

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

Environmental Monitoring

& Testing Corporation

(Registrant)

Date: July 3, 2002 By /s/ Vincent A Ferri

Vincent A. Ferri, President and CEO

(Principal Executive Officer)

By /s/ Martin Jacoby

Martin Jacoby, Treasurer