Form 10QSB/A
period 2001-12-31
ENVIRONMENTAL MONITORING & TESTING CORP
filed 2002-09-30
CIK 842919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number 0-18296

ENVIRONMENTAL MONITORING & TESTING CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware 62-1265486

(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

100 East Linton Blvd., Suite 108B, Delray Beach, Florida 33483

(Address of principal executive offices)

(561) 274-6690

(Issuer's telephone number)

825 Main Street, South, New Ellenton, South Carolina 29809

(former name, former address and formal fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [ X ] Yes [ ] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,795,183 shares Outstanding at January 18, 2002

Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

PURPOSE OF AMENDMENT

Environmental Monitoring and Testing Corporation (the "Company") hereby amends Part I, Item 2, captioned "Management's Discussion and Analysis or Plan of Operation," of its Report on Form 10-QSB for the period ended December 31, 2001. This amendment does not reflect any other changes. The amendment provides additional information with respect to the Company's December 31, 2001, sale of its South Carolina real estate and its drilling assets, and discloses that in connection with such sale the Company may have been required to, but did not, comply with Regulation 14C of the Securities Exchange Act of 1934.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis or Plan of Operation

Three months ended December 31, 2001 vs. 2000

Contract revenue for the three months ended December 31, 2001, decreased $103,207 or 71% over the same period of the prior fiscal year. The significant decrease was caused by a severe softening in the requirement of drilling services from other customers and the expiration of a multi-year drilling contract at the Savannah River Plant. The Company submitted proposals for future work at the DOE facility, but was not successful and was not awarded any contracts. Direct and indirect costs decreased significantly as all unnecessary expenses were reduced in light of the reduction in revenues. Selling, general, and administrative expenses decreased because of a decline in legal expenses but by their nature are relatively fixed.

On December 31, 2001, the Company sold all of its real estate and drilling assets and ceased operations. In determining to sell the Company's assets management considered the severe decline in revenues and non-renewal of the multi-year contract at the Savannah River Plant, and seized an opportunity to liquidate the drilling assets of the Company. These sales generated $265,946 of cash and a gain on the sale of fixed assets in the amount of $57,367.

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

Compliance with Regulation 14C

On August 29, 2001, the Company entered into an agreement with Prosonic Corporation, an Ohio corporation with a principal office in Marietta, Ohio ("Prosonic"), to sell the Company's real estate assets located at 825 Main Street, New Ellenton, Aiken County, South Carolina, to Prosonic for $180,000 payable in cash at closing. On or about December 20, 2001, Prosonic offered to purchase all of the Company's drilling assets for $90,000 payable in cash at closing. The Company and Prosonic entered into an agreement of sale for such drilling assets on December 21, 2001. The sales of the Company's real property and drilling assets were completed on December 31, 2001, with the real property being sold to Savannah Realty, LLC, an assignee of Prosonic. As set forth in this Item 2 under the caption "Three Months Ended December 31, 2001 vs. 2000," the Company realized $265,946 in cash proceeds from the sale of these assets. At the time of sale the Company had $65,642 in cash, so that upon completion of the sale the Company's assets consisted solely of cash in the amount of $331,588.

The sale of the Company's real and personal property was approved by its Board of Directors and by WFD Partnership, a general partnership which then held 51% of the issued and outstanding stock of the Company. Two of the general partners of WFD Partnership are officers, and are the sole directors, of the Company. Subsequent to the sale, the Company provided written notification of the sale transaction to its shareholders pursuant to Section 228 of the Delaware General Corporation Law. Regulation 14C, promulgated under the Securities Exchange Act of 1934, requires that if a company has registered its common stock pursuant to Section 12 of the Exchange Act, the taking of corporate action by written consent of securityholders must be preceded by the filing on Schedule 14C of an information statement providing specified information with respect to the transaction proposed to be taken after written consent of securityholders. Preliminary and definitive information statements on Schedule 14C must be filed with the Securities and Exchange Commission by a registrant company and the definitive information statement, upon being filed with the Commission, must be sent to shareholders other than those which have consented to the corporate action at least twenty (20) days prior to the date on which the corporate action can be taken.

The Company has been advised by its counsel that in all probability the December 31, 2001, asset sale constituted the sale of all or substantially all of the assets of the Company under the Delaware General Corporation Law even though the Company had substantial cash assets at the time of sale. Section 271 of the Delaware General Corporation Law requires that any such sale must be approved by a company's board of directors and, thereafter, by holders of a majority of outstanding shares entitled to vote on the sale. The Company believes that it complied with the requirements of Delaware law applicable to the asset sale, and that the sale is valid and not subject to recission. However, counsel has advised the Company that the Company may be subject to enforcement action by the Securities and Exchange Commission for failure to comply with Regulation 14C, if in fact the Company were obligated to comply. The Company does not know whether the Commission will bring an action against the Company if it determines that such securities violation occurred. The Company does not believe that it will otherwise be subject to any potential economic loss arising out of circumstances of the asset sale.

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

The forward-looking statements included herein are based on current expectations and involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the business of the Company which involve judgments with respect to, among other things, future economic and competitive conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, actual results may differ materially from those set forth in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information contained herein, the inclusion of such information should not be regarded as any representation by the Company or any other person that the objectives or plans of the Company will be achieved.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 99.1 Certifications of the Chief Executive Officer and the Chief Financial

Officer pursuant to 8 U.S.C. Section 1350, as adopted pursuant to Section

906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Environmental Monitoring and Testing Corporation

(Registrant)

Dated: September 27, 2002 By: _/s/ Vincent A. Ferri______

Vincent A. Ferri,

President and CEO

Dated: September 27, 2002 By: __/s/ Martin Jacoby________

Martin Jacoby, Treasurer

EXHIBIT 99.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Vincent A. Ferri, certify that:

1. I have reviewed this Amendment to the quarterly report on Form 10-QSB of Environmental Monitoring and Testing Corporation;

2. Based on my knowledge, this Amendment to the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: September 27, 2002 By:__/s/ Vincent A. Ferri_______________

Vincent A. Ferri,

Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Martin Jacoby, certify that:

1. I have reviewed this Amendment to the quarterly report on Form 10-QSB of Environmental Monitoring and Testing Corporation;

2. Based on my knowledge, this Amendment to the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: September 27, 2002 By: /s/ Martin Jacoby

Martin Jacoby,

Chief Financial Oficer