Form 10QSB/A
period 2002-03-31
ENVIRONMENTAL MONITORING & TESTING CORP
filed 2002-09-30
CIK 842919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

PURPOSE OF AMENDMENT

Environmental Monitoring and Testing Corporation (the "Company") hereby amends Part I, Item 2, captioned "Management's Discussion and Analysis or Plan of Operation," of its Report on Form 10-QSB for the period ended March 31, 2002. This amendment does not reflect any other changes. The amendment provides additional information with respect to the Company's December 31, 2001, sale of its South Carolina real estate and its drilling assets, and discloses that in connection with such sale the Company may have been required to, but did not, comply with Regulation 14C of the Securities Exchange Act of 1934.

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis or Plan of Operation

Six months ended March 31, 2002 vs.2001

Contract revenue for the three months ended December 31, 2001 decreased $103,207 or 71% over the same period of the prior fiscal year. The significant decrease was caused by a severe softening in the requirement of drilling services from other customers and the expiration of a multi-year drilling contract at the Savannah River Plant. The Company submitted proposals for future work at the DOE facility, but was not successful and was not awarded any contracts. The company did not generate any revenues from continuing operations during the quarter ended March 31, 2002.

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

Compliance with Regulation 14C

On August 29, 2001, the Company entered into an agreement with Prosonic Corporation, an Ohio corporation with a principal office in Marietta, Ohio ("Prosonic"), to sell the Company's real estate assets located at 825 Main Street, New Ellenton, Aiken County, South Carolina, to Prosonic for $180,000 payable in cash at closing. On or about December 20, 2001, Prosonic offered to purchase all of the Company's drilling assets for $90,000 payable in cash at closing. The Company and Prosonic entered into an agreement of sale for such drilling assets on December 21, 2001. The sales of the Company's real property and drilling assets were completed on December 31, 2001, with the real property being sold to Savannah Realty, LLC, an assignee of Prosonic. As set forth in this Item 2 under the caption "Six Months Ended March 31, 2002 vs. 2001," the Company realized $265,946 in cash proceeds from the sale of these assets. At the time of sale the Company had $65,642 in cash, so that upon completion of the sale the Company's assets consisted solely of cash in the amount of $331,588.

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

Environmental Monitoring and Testing Corporation

(Registrant)

Dated: September 27, 2002 By: __/s/ Vincent A. Ferri________

Vincent A. Ferri,

President and CEO

Dated: September 27, 2002 By: ___/s/ Martin Jacoby _________

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

Dated: September 27, 2002 By: /s/ Vincent A. Ferri

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

Chief Financial Officer