Form 10KSB
period 2002-09-30
ENVIRONMENTAL MONITORING & TESTING CORP
filed 2002-11-12
CIK 842919

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(X) Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2002

( ) Transition Report Under Section 13 or 15(d) of Securities Exchange Act of 1934

For the transition period from ______ to ______

Commission File Number: 0-18296

ENVIRONMENTAL MONITORING & TESTING CORPORATION

(Name of small business issuer in its charter)

Delaware 62-1265486

(State or other jurisdiction of (IRS Employer Identification incorporation or organization) Number)

100 East Linton Blvd,, Suite 108B, Delray Beach, FL 33483

(Address of principal executive offices) (Zip Code)

Issuer's telephone number (561) 274-6690

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.01 par value

(Title of class)

Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year: $42,850

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of November 1, 2002 was $170,000.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the Issuer's Common Stock as of November 1, 2002 was 3,785,183.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format: Yes No X

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

ENVIRONMENTAL MONITORING & TESTING CORPORATION

Report on Form 10-KSB

For the Fiscal Year Ended September 30, 2002

TABLE OF CONTENTS

Part I

Item 1. Description of Business 4

Item 2. Description of Property 5

Item 3. Legal Proceedings 5

Item 4. Submission of Matters to a Vote of Security Holders 5

Part II

Item 5. Market for Common Equity and Related Stockholder Matters 6

Item 6. Management's Discussion and Analysis or Plan of Operation 7

Item 7. Financial Statements 9

Item 8. Changes in and Disagreements with Accountants

on Accounting and Financial Disclosure 9

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act 10

Item 10. Executive Compensation 11

Item 11. Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters 12

Item 12. Certain Relationships and Related Transactions 13

Item 13. Exhibits and Reports on Form 8-K 13

Item 14. Controls and Procedures 13

PART I

Item 1. Description of Business

Introduction

Environmental Monitoring & Testing Corporation (the "Company") is a Delaware corporation incorporated on May 10, 1988. The Company was engaged in the business of drilling wells, primarily for the purpose of environmental monitoring and testing, principally in South Carolina and Georgia. On December 31, 2001 the Company liquidated its real estate and drilling assets. The company currently is an inactive corporation.

The Company maintains its corporate offices at 100 East Linton Blvd., Suite 108B, Delray Beach, FL 33483 and its telephone number is (561) 274-6690.

Environmental Drilling

Environmental drilling involves drilling for soil and water samples, drilling and installation of ground water monitoring wells, drilling and installation of recovery wells (primarily hydrocarbon wells), and drilling and installation of water supply or production wells.

The Company did not store or haul hazardous wastes. If containment, collection, and removal of development water, drilling mud, drill cuttings, and other hazardous waste was required, the Company placed that waste in drums which Company employees moved to on-site storage areas. Thereafter, the supervising engineer of the customer or other responsible party arranged for hauling and disposal by an appropriate waste disposal and transportation firm.

Seasonal Effect

Although the Company's operations were not seasonal, the Company did experience some loss of operational time due to occasional inclement weather and less favorable ground conditions.

Working Capital

Since the Company was generally a subcontractor, it was usually not paid upon completion of its work, but only after the prime or general contractor is paid. This meant that the Company had to maintain adequate cash to support its operations for a period of approximately two to three months.

Customers

The Company derived approximately 59 percent and 38 percent of its revenue in the fiscal years ended September 30, 2002, and 2001, respectively, from the Westinghouse Savannah River Company pursuant to its contracts for drilling services at this Department of Energy material processing facility. On September 30, 2001 the multi-year contract under which the Company was performing services at this site expired. The Company submitted bids in response to WSRC's request for proposals. However, in October 2001 the Company was advised that it was not a successful bidder.

The Company reduced its scope of operations, and liquidated all real estate and drilling assets on December 31, 2001.

Governmental Regulation

Drilling is a licensed occupation. All of the states in which the Company operated required that the Company and/or its drillers obtain licenses to drill and install wells. Such licenses were generally subject to annual renewal. Neither the Company nor any of its drillers were unable to obtain renewal of their licenses.

Employees

As of November 1, 2002 the Company had two employees.

Insurance

The Company carried a $1 Million general liability insurance policy which has minimal coverage for environmental damage caused by negligence. In addition, the Company had a $2 Million "umbrella" policy for a total of $3 Million of general liability insurance. The liability insurance maintained by the Company covered bodily injury and property damage. These policies were subject to dollar limitations and other numerous exceptions and conditions. The Company had workers' compensation insurance which covered employees exposed to contaminant and toxic waste. The Company did not purchase additional insurance for pollution liability or environmental impairment since virtually all of the Company's drilling was performed on a subcontractor basis at the direction of or under the supervision of various engineers or environmental consultants retained by the customer. Therefore, the exposure for this type of claim appeared remote.

The Company currently has no insurable assets or operations.

Item 2. Description of Property

The Company's headquarters are located in Delray Beach, Florida. The Company rents office space on a month-to-month basis.

Item 3. Legal Proceedings

The Company is not currently involved in any legal proceeding.

In March 2000 the Company sued Sidney Pump, a former officer and director of the Company, in Broward County, Florida, Circuit Court. In October 2000 the Company amended the complaint to assert causes of action on behalf of the Company and WFD Partnership, its majority stockholder, against Mr. Pump and his wife; against George J. Georges, a former director, majority shareholder, and President of the Company; and against Mr. Georges' estate. In December 2001 the Company entered into a settlement agreement with the Estate of George J. Georges and received a cash settlement of $15,000. In conjunction with the Company's settlement of the litigation with the Estate of George J. Georges the officers of the Company relinquished accrued, but not paid, deferred compensation for the benefit of the Company totaling $12,682. The suit against Mr. Pump and his wife was settled in September 2002 with no settlement costs or benefits enuring to the Company.

In November 1999 the Company was named as a defendant in a breach of contract suit filed in the South Carolina Court of Common Pleas in Aiken County by a former officer and employee. The Company was successful in defending itself; however, the plaintiff appealed this finding to the South Carolina Court of Appeals. Rather than incur the legal expenses necessary to answer and argue this appeal, and to negate any further appeals and associated expenses, the Company agreed to a settlement of $25,000 in November 2001.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Common Equity and Related Stockholder Matters

The Company's Common Stock is traded on the NASD OTC Bulletin Board under the trading symbol EVMT.

The following bid quotations have been reported for the period beginning October 1, 2000 and ending September 30, 2002.

Bid Prices

Period High Low

Quarter Ending 12/31/00 $0.04 $0.05

Quarter Ending 3/31/01 $0.06 $0.04

Quarter Ending 6/30/01 $0.16 $0.04

Quarter Ending 9/30/01 $0.10 $0.06

Quarter Ending 12/31/01 $0.05 $0.05

Quarter Ending 3/31/02 $0.07 $0.05

Quarter Ending 6/30/02 $0.05 $0.04

Quarter Ending 9/30/02 $0.12 $0.06

Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission. Such quotes are not necessarily representative of actual transactions or the value of the Company's securities and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

The Company has been advised that there are six NASD member firms currently acting as market makers for the Common Stock. There is no assurance that an active trading market will develop which will provide liquidity for the Company's shareholders.

As of September 30, 2002, there were approximately 125 shareholders of record of the Company's Common Stock. Certain of the shares of Common Stock are held in "street" name and may, therefore, be held by several beneficial owners. As of November 1, 2002 there were 6,184,000 shares of Common Stock issued and 3,785,183 shares of Common Stock outstanding. No prediction can be made as to the effect, if any, of future sales of shares of Common Stock or the availability of Common Stock for future sale will have on the market price of the Common Stock prevailing from time to time. Sales of substantial amounts of Common Stock on the public market could adversely affect the prevailing market price of the Common Stock.

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

Item 6. Management's Discussion and Analysis or Plan of Operation

The following analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report. See Part II, Item 7, "Financial Statements."

Results of Operations

On December 31, 2001 the Company sold all of its real estate, office equipment, and drilling assets and ceased operations. The Company was operating in a very competitive environment and was not successful in securing a renewal of a multi-year drilling contract with the U. S. Department of Energy's Savannah River Plant. The sale of assets generated $265,946 of cash and a gain on the sale of fixed assets in the amount of $57,367.

Management is pursuing mergers and acquisitions to enhance shareholder value. No assurance can be given that these efforts will be successful.

Comparison of Fiscal Years 2002 and 2001

Contract revenues decreased $565,552 or 93% over the prior fiscal year. The significant decrease was caused by a severe softening in the requirement for drilling services from other customers and the expiration of a multi-year drilling contract at the Savannah River Plant. The Company submitted proposals for future work at the Savannah River Plant, but was not successful and was not awarded any contracts. On December 31, 2001 substantially all of the productive assets of the Company were sold. The Company did not generate any revenues during the period January 1, 2002 through September 30, 2002.

Other income and expenses for fiscal year 2002 include a settlement with the Estate of George J. Georges (former president and majority shareholder) whereby the estate paid $15,000 to the Company to settle litigation. In conjunction with this settlement and for the benefit of the Company, the officers of the Company relinquished accrued, but not paid, deferred compensation totaling $12,682. See Part II, Item 1, "Legal Proceedings."

Other income and expenses for fiscal year 2001 include:

a) In August 2001 the Company entered into a sales contract to sell all of its real estate and buildings in South Carolina. This sales contract closed in December 2001. In conjunction with this sales contract, the Company recorded an impairment reserve of $103,000 to reduce the net book value of these assets to their estimated net realizable value.

b) In November 1999 the Company was named as a defendant in a breach of contract suit filed in the South Carolina Court of Common Pleas in Aiken County by a former officer and employee. The Company was successful in defending itself. However, the plaintiff appealed this finding to the South Carolina Court of Appeals. Rather than incur the legal expenses necessary to answer and argue this appeal, and to negate any further appeals and associated expenses, the Company agreed to a settlement of $25,000 in November 2001. The Company recorded the expense in the fiscal year ended September 30, 2001.

The Company has taken, what it deems to be, a conservative approach and has not recorded any deferred tax benefits associated with its net operating loss carry forwards. There currently are net operating carry-overs for federal income tax purposes of approximately $1,005,000. See Item 7, "Financial Statements, Notes to Financial Statements, Note 6."

Management continues to search for acquisition candidates or other business combinations that can contribute to the growth of the Company while benefitting from the Company's expertise, and which can also provide diversification and a stable revenue flow. The Company has previously been hindered in these efforts because of on-going litigation. However, all outstanding litigation was settled, with prejudice, as of September 30, 2002. No assurances can be given that any such acquisitions or ventures will be undertaken or completed. The Company is also seeking to diversify by evaluating other sources of income, including business opportunities and joint ventures.

Liquidity and Capital Resources

At September 30, 2002 the Company had net working capital of $195,355 and a current ratio of 13 to 1; its total indebtedness aggregated $16,447; its shareholders' equity was $195,355; and its debt to equity ratio was ..08 to 1.

At September 30, 2002 the Company had sufficient working capital to meet its working capital requirements for the fiscal year which began October 1, 2002. The Company met its working capital and capital expenditure requirements during the year ended September 30, 2002 through operating activities and the liquidation of real property and drilling assets.

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

Name Age Position

Vincent A. Ferri 52 President, Chief Executive Officer, Director

Martin Jacoby 57 Treasurer, Director

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations from reporting persons, there were no instances where reporting persons failed to file timely reports during the fiscal year ended September 30, 2002.

Item 10. Executive Compensation

The following tables and notes present for the three years ended September 30, 2002 the compensation paid by the Company to its officers. No executive officer received compensation greater than $100,000 in any of the three fiscal years ended September 30, 2002, 2001, and 2000.

Summary Compensation Table

Other

Name and Annual

Principal Fiscal Compen-

Position Year (1) Salary Bonus sation ($) (2)

(a) (b) (c) (d) (e)

-------------------------------------------------------------------------------------------------------------------------

Vincent A. Ferri, 2002 $36,850 -- --

President, CEO 2001 -- -- $52,353

and Director 2000 -- -- $33,000

Martin Jacoby, 2002 $36,850 -- --

Treasurer and 2001 -- -- $52,353

Director 2000 -- -- $33,000

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

In November 1992 the Company's Board of Directors adopted the 1992 Stock Option Plan (the "Plan") which was approved by the shareholders at the 1992 Annual Meeting on January 8, 1993. The purpose of the Plan is to encourage and enable employees, directors, and other persons upon whose judgment, initiative, and efforts the Company largely depends to acquire a proprietary interest in the Company. Under the Plan, the Board of Directors, or a Stock Option Committee appointed by the Board of Directors, may grant stock purchase options ("Options") relating to a maximum of 1,000,000 shares of Common Stock (subject to adjustment due to certain recapitalizations, reorganizations, or other corporate events). The Board of Directors or the Company's Stock Option Committee shall have discretion to determine which of this amount may be granted as incentive stock options ("ISO's") and non-statutory options. If any Option expires, terminates, or is canceled without having been exercised, the shares subject to that option will again be available for issuance under the Plan. The Plan expires on November 10, 2002.

As of September 30, 2002, there were no options issued under the Plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information with respect to the anticipated beneficial ownership of the Common Stock by (i) each of the directors of the Company, (ii) each person known by the Company to be the beneficial owner of five percent or more of the outstanding Common Stock, and (iii) all executive officers and directors as a group, as of September 30, 2002. Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares.

Name and Address of Amount and Nature of

Beneficial Owner Beneficial Ownership (2) Percent of Class (3)

Vincent A. Ferri (1) 2,000,000 (4) 52.8%

4830 Pine Tree Drive

Boynton Beach, FL 33436

Martin Jacoby (1) 2,000,000 (4) 52.8%

9866 NW 17th Street

Coral Springs, FL 33071

WFD Partnership 2,000,000 (4) 52.8%

4830 Pine Tree Drive

Boynton Beach, FL 33436

Dennis Jacoby 2,000,000 (4) 52.8%

412 Capri I

Delray Beach, FL 33434

All Executive Officers 2,000,000 (4) 52.8%

and Directors as a group

(2 persons)

_________________

(1) Officer and director.

(2) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended ("Rule 13d-3") and unless otherwise indicated represents shares for which the beneficial owner has shared voting and investment power.

(3) The percentage of class is calculated in accordance with Rule 13d-3 and assumes that the beneficial owner has exercised any options or other rights to subscribe which are currently exercisable within sixty (60) days and that no other options of rights to subscribe have been exercised by anyone else.

(4) WFD is a Florida general partnership of which Vincent A. Ferri, Martin Jacoby, and Dennis Jacoby are the general partners. WFD is the record owner of 2,000,000 shares of the Company's Common Stock.

In November 1992 the Company's Board of Directors adopted the 1992 Stock Option Plan (the "Plan"). Under the Plan, the Board of Directors or a Stock Option Committee appointed by the Board of Directors, may grant stock purchase options ("Options") relating to a maximum of 1,000,000 shares of Common Stock. The Plan expires on November 10, 2002. As of September 30, 2002, there were no options issued under the Plan. See Item 10, "Executive Compensation."

Item 12. Certain Relationships and Related Transactions

In November 1999 George J. Georges, the majority shareholder of the Company, sold a controlling interest in the Company to WFD, an unrelated third party. At the time of the sale certain principals of WFD were elected directors and officers of the Company. This sale limited the Company's utilization of its net operating loss carryforward. See Item 7, "Financial Statements, Notes to Financial Statements, Note 6."

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

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No. Description

3.1 Articles of Incorporation*

3.2 By-Laws*

4.1 Specimen share certificate*

10.1 Purchase Agreement dated August 29, 2001, between Environmental Monitoring and Testing Corporation and Prosonic Corporation*

10.2 Addendum to Purchase Agreement dated September 7, 2001, between Environmental Monitoring and Testing Corporation and Prosonic Corporation*

10.3 Agreement for Purchase and Sale of Drilling Assets dated December 21, 2001*

99.1 Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 8 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed previously

(b) Form 8-K

The Company filed no reports on Form 8-K for the fourth quarter of fiscal year 2002.

Item 14. Controls and Procedures

Within 90 days prior to the date of filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Environmental Monitoring & Testing Corporation

Dated: November 12, 2002 By: /s/ Vincent A. Ferri

Vincent A. Ferri, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature Title Date

/s/ Vincent A. Ferri President, CEO November 12, 2002

Vincent A. Ferri and Director

/s/ Martin Jacoby Treasurer and Director November 12, 2002

Martin Jacoby

INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants F-2

Balance Sheet - September 30, 2002 F-3

Statement of Operations for the Years Ended

September 30, 2002 and 2001 F-4

Statement of Changes in Stockholders' Equity

for the Years Ended September 30, 2002 and 2001 F-5

Statement of Cash Flows for the Years Ended

September 30, 2002 and 2001 F-6

Notes to Financial Statements F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors

Environmental Monitoring &

Testing Corporation

Delray Beach, Florida

We have audited the accompanying balance sheet of Environmental Monitoring & Testing Corporation as of September 30, 2002 and the related statements of operations, stockholders' equity and cash flow for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on the results of our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Environmental Monitoring & Testing Corporation as of September 30, 2002 and its results of operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Margolies, Fink and Wichrowski

Pompano Beach, Florida

October 25, 2002

ENVIRONMENTAL MONITORING & TESTING CORPORATION

BALANCE SHEET

SEPTEMBER 30, 2002

ASSETS
Current assets:
Cash and cash equivalents	$ 211,802
Accounts receivable, net of allowance for doubtful accounts of $1,460	---

Total current assets	211,802

$ 211,802

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 10,347
Accrued expenses	6,100

Total current liabilities	16,447

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized and none issued
Common stock, $.01 par value, 30,000,000 shares authorized
and 6,184,000 shares issued	61,840
Capital-in-excess of par	1,978,483
Retained earnings (deficit)	(1,623,663)

416,660

Less: Cost of treasury stock, 2,398,817 shares	(221,305)

Total stockholders' equity	195,355

$ 211,802

The accompanying notes are an integral part of these financial statements.

ENVIRONMENTAL MONITORING & TESTING CORPORATION

STATEMENT OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2002 AND 2001

	2002	2001

General and administrative expenses	$ 200,728	$ 314,079

(Loss) from continuing operations	(200,728)	(314,079)

Other income (expenses):
Impairment of fixed assets	---	(103,000)
Settlement of litigation	27,682	(25,000)
Gain on sale of fixed assets	57,367	1,764
Interest income	3,559	24,701
Interest expense	---	(12,610)
Other, net	243	12,265

Total other income (loss)	88,851	(101,880)

Income (loss) before discontinued operations	(111,877)	(415,959)

Discontinued operations:
Net income (loss) from discontinued operations	(13,161)	223,330

Net (loss)	$ (125,038)	$ (192,629)

Net (loss) per share information: (Note 1)
Basic and diluted:
Income (loss) before discontinued operations	$ (0.03)	$ (0.11)

Discontinued operations	(0.00)	0.06

Net income (loss) per common share	$ (0.03)	$ (0.05)

Weighted average number of common shares outstanding basic and diluted	3,785,183	3,789,704

The accompanying notes are an integral part of these financial statements.

ENVIRONMENTAL MONITORING & TESTING CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED SEPTEMBER 30, 2002 AND 2001

Capital
Common	Treasury	in excess	Retained
	Shares	Amount	Shares	Amount	of par	(Deficit)	Total

Balance September 30, 2000	6,184,000	$ 61,840	(2,388,817)	$ (220,805)	$ 1,978,483	$ (1,305,996)	$ 513,522

Purchase of common stock			(10,000)	(500)			(500)

Net (loss)						(192,629)	(192,629)

Balance September 30, 2001	6,184,000	61,840	(2,398,817)	(221,305)	1,978,483	(1,498,625)	320,393

Net (loss)						(125,038)	(125,038)

Balance September 30, 2002	6,184,000	$ 61,840	(2,398,817)	$ (221,305)	$ 1,978,483	$ (1,623,663)	$ 195,355

The accompanying notes are an integral part of these financial statements.

ENVIRONMENTAL MONITORING & TESTING CORPORATION

STATEMENT OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2002 AND 2001

	2002	2001
Cash flows from operating activities:
Net (loss)	$ (125,038)	$ (192,629)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	4,268	14,461
(Gain) on sale of machinery and equipment	(57,367)	(1,764)
Provision for impairment on property	---	103,000
Non-cash compensation	---	84,023
Changes in certain assets and liabilities:
Inventories and other current assets	12,175	(3,618)
Accounts receivable	80,716	(37,216)
Accounts payable	(8,047)	(5,243)
Other current liabilities	(52,946)	38,116

Net cash (used in) operating activities	(146,239)	(870)

Cash flows from investing activities:
Sale of machinery and equipment	265,946	1,415
Purchase of machinery and equipment	---	(35,225)

Net cash provided by (used in) investing activities	265,946	(33,810)

Cash flows from financing activities:
Change in restricted cash	---	174,387
Repayment of long-term debt	---	(164,496)
Payments on notes receivable	---	24,397
Note receivable from shareholder	---	15,623
Purchase of treasury stock	---	(500)

Net cash provided by financing activities	---	49,411

Net increase in cash and cash equivalents	119,707	14,731
Cash and cash equivalents, beginning of period	92,095	77,364

Cash and cash equivalents, end of period	$ 211,802	$ 92,095

The accompanying notes are an integral part of these financial statements.

ENVIRONMENTAL MONITORING & TESTING CORPORATION

NOTES TO FINANCIAL STATEMENTS

  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Environmental Monitoring & Testing Corporation (the "Company") is a Delaware corporation incorporated on May 10, 1988. The Company was engaged in the business of drilling wells, primarily for the purpose of environmental monitoring and testing, principally in South Carolina and Georgia. On December 31, 2001 the Company liquidated its real estate and drilling assets. The Company currently is an inactive corporation.

Cash equivalents. The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents.

Restricted cash. Restricted cash at September 30, 2000 represented a certificate of deposit that was currently held as collateral securing the Company's note payable.

Accounts receivable. Accounts receivable are reported at their net realizable value. An allowance for doubtful accounts is recognized when the Company does not expect to collect the full amount of its accounts receivable. The Company considers all accounts receivable to be uncollectible at September 30, 2002.

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

Reclassifications. Certain prior year amounts have been reclassified to conform to 2002 presentation.

2. DISCONTINUED OPERATIONS

On December 31, 2001 the Company sold all of its real estate, office equipment, and drilling assets and ceased operations. The Company was operating in a very competitive environment and was not successful in securing a renewal of a multi-year drilling contract with the U. S. Department of Energy's Savannah River Plant. The sale of assets generated $265,946 of cash and a gain on the sale of fixed assets in the amount of $57,367.

On January 14, 2002 the Company's wholly-owned and inactive subsidiary was dissolved.

3. STOCKHOLDERS' EQUITY

In March 2001 the Company purchased 10,000 shares of restricted common stock of the Company for $500 in cash and repayment of amounts owed the Company by a former employee.

4. STOCK OPTION PLANS

In November 1992 the Company's Board of Directors adopted the 1992 Stock Option Plan (the "Plan"), which was approved by the Shareholders at the 1992 Annual Meeting on January 8, 1993. The purpose of the Plan is to encourage and enable employees, directors and other persons upon whose judgment, initiative and efforts the Company largely depends to acquire a proprietary interest in the Company. Under the Plan, the Board of Directors, or a Stock Option Committee appointed by the Board of Directors, may grant stock purchase options ("Options") relating to a maximum of 1,000,000 shares of Common Stock (subject to adjustment due to certain recapitalizations, reorganizations or other corporate events). The Board of Directors or the Company's Stock Option Committee shall have discretion to determine which of this amount may be granted as incentive stock options ("ISO's") and non-statutory options. If any Option expires, terminates or is canceled without having been exercised, the shares subject to that option will again be available for issuance under the Plan. The Plan expires on November 10, 2002.

As of September 30, 2002 there were no options issued under the plan.

5. LEASES

The Company rents equipment on an as-needed basis for terms of one day to several months. Rent expense for the years ended September 30, 2002 and 2001 was approximately $2,700 and $21,326 respectively.

6. INCOME TAXES

The Company accounts for income taxes according to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The net deferred tax asset (liability) in the accompanying balance sheet as of September 30, 2002 includes deferred tax assets and liabilities attributable to the following items:

Deferred tax assets (liability):
Accrual to cash basis of accounting	$ 5,500
Net operating loss carryforwards	342,000

Net deferred tax asset (liability)	347,500
Valuation allowance for deferred tax assets	(347,500)

Net deferred asset tax (liability)	$ -

As of September 30, 2002, the Company had available a cumulative federal net operating loss carryforward (as adjusted for the change in ownership discussed below) of approximately $1,005,000, which expires as follows: $402,000 in 2008, $121,000 in 2009, $116,000 in 2011, $25,000 in 2012, $147,000 in 2016, and $194,000 in 2017.

Due to a change in control of the Company during 2000 the timing of the Company's utilization of its net operating loss carryforward has been limited. At September 30, 2002 the utilizable net operating loss carryforward totals approximately $460,000.

7. OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT

The Company's financial instruments subject to credit risk are primarily trade accounts receivable. Generally, the Company does not require collateral or other security to support customer receivables.

8. SUPPLEMENTAL CASH FLOW DISCLOSURE

Supplemental disclosure:	2001
Sale of assets through accounts receivable	$ 1,385
Cash paid for interest	13,760

9. COMMITMENTS AND CONTINGENCIES

In March 2000 the Company sued Sidney Pump, a former officer and director of the Company, in Broward County, Florida, Circuit Court. The Company filed a Motion to Amend Complaint and a proposed Amended Complaint on October 16, 2000. The proposed Amended Complaint asserted causes of action on behalf of the Company and WFD Partnership, its majority stockholder, against Mr. Pump and his wife; against George J. Georges, a former director, majority shareholder, and President of the Company; and against Mr. Georges' estate. In December 2001 the Company entered into a settlement agreement with the Estate of George J. Georges and received a cash settlement of $15,000. In conjunction with the Company's settlement of the litigation with the Estate of George J. Georges the officers of the Company relinquished accrued, but not paid, deferred compensation for the benefit of the Company totaling $12,682. The suit against Mr. Pump and his wife was settled in September 2002 with no settlement costs or benefits enuring to the Company.

In November 1999 the Company was named as a defendant in a breach of contract suit filed in the South Carolina Court of Common Pleas in Aiken County by a former officer and employee. The Company was successful in defending itself, however, the plaintiff appealed this finding to the South Carolina Court of Appeals. Rather than incur the legal expenses necessary to answer and argue this appeal, and to negate any further appeals and associated expenses, the Company agreed to a settlement of $25,000 in November 2001.

EXHIBIT 99.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

I, Vincent A. Ferri, certify that:

1. I have reviewed this annual report on Form 10-KSB of Environmental Monitoring and Testing Corporation;

2. Based on my knowledge, this does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002 By: /s/ Vincent A. Ferri

Vincent A. Ferri

Chief Executive Officer

EXHIBIT 99.1

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

I, Martin Jacoby, certify that:

1. I have reviewed this annual report on Form 10-KSB of Environmental Monitoring and Testing Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002 By: /s/ Martin Jacoby

Martin Jacoby

Chief Financial Officer