Form 10QSB
period 2002-12-31
ENVIRONMENTAL MONITORING & TESTING CORP
filed 2003-01-24
CIK 842919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,785,183 shares Outstanding at January 23, 2003

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited financial statements for the quarter ended December 31, 2002 are provided on the four following pages.

INDEX

Balance Sheet Page 3

Statements of Operations and Retained Earnings (Deficit) Page 4

Statements of Cash Flows Page 5

Notes to Financial Statements Page 6

ENVIRONMENTAL MONITORING & TESTING CORPORATION

BALANCE SHEET

(UNAUDITED)

ASSETS	December 31, 2002
Current assets:
Cash and cash equivalents	$125,408
Note receivable	25,000
Accounts receivable-trade - net	---
Total current assets	150,408

$150,408

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$500
Accrued expenses	1,375
Total current liabilities	1,875

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized and none issued
Common stock, $.01 par value, 30,000,000 shares authorized
and 6,184,000 shares issued	61,840
Capital-in-excess of par	1,978,483
Retained Earnings (deficit)	(1,670,485)
369,838
Less: Cost of treasury stock, 2,398,817 shares held on December 31, 2002	(221,305)
Total stockholders' equity	148,533

$150,408

See accompanying notes.

ENVIRONMENTAL MONITORING & TESTING CORPORATION

STATEMENT OF OPERATIONS AND RETAINED EARNINGS

(UNAUDITED)

	Three months ended December 31,
	2002	2001

General and administrative expenses	$47,326	$61,263

(Loss) from continuing operations	(47,326)	(61,263)

Other income (expenses):
Gain on sale of fixed assets	---	57,367
Settlement of litigation	---	15,000
Interest income	504	425
Other, net	---	12,682

Total other income	504	85,474

Income (loss) before discontinued operations	(46,822)	24,211

Discontinued operations:
Net (loss) from discontinued operations	---	(13,016)

Net income (loss)	$(46,822)	$11,195

Retained Deficit, Beginning of Period	(1,623,663)	(1,498,625)
Retained Deficit, End of Period	$(1,670,485)	$(1,487,430)

Net (loss) per share information: (Note 3)
Basic and diluted:
Income (loss) before discontinued operations	$(0.01)	$0.00

Discontinued operations	$0.00	$(0.00)

Net income (loss) per common share	$(0.01)	$0.00
Weighted average number of common shares outstanding basic and diluted	3,785,183	3,785,183

See accompanying notes.

ENVIRONMENTAL MONITORING & TESTING CORPORATION AND SUBSIDIARY

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three months ended December 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(46,822)	$11,195
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	---	4,268
(Gain) on sale of machinery and equipment	---	(57,367)
Changes in certain assets and liabilities:
Note receivable	(25,000)	---
Accounts receivable	---	72,020
Inventories and other current assets	---	2,550
Accounts payable	(9,847)	(593)
Other current liabilities	(4,725)	(51,712)

Net cash (used in) operating activities	(86,394)	(19,639)

Cash flows from investing activities:
Sale of property, plant and equipment	---	265,946

Net cash provided by investing activities	---	265,946

Net increase (decrease) in cash and cash equivalents	(86,394)	246,307
Cash and cash equivalents, beginning of period	211,802	92,095

Cash and cash equivalents, end of period	$125,408	$338,402

See accompanying notes.

ENVIRONMENTAL MONITORING & TESTING CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2002, are not necessarily indicative of the results that may be expected for the year ended September 30, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2002.

2. Sales to Major Customer

The Company derived approximately 59 percent of its revenue in the three months ended December 31, 2001 from a single customer, the Savannah River Site, a material processing facility operated for the United States Department of Energy by the Westinghouse Savannah River Company. The Company did not generate any revenues for the quarter ended December 31, 2002.

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

5. Reclassifications

Certain prior year amounts have been reclassified to conform to 2002 presentation.

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of operations for the three months ended December 31, 2002 vs.2001

In the quarter ended December 31, 2001 contract revenues decreased $103,207 or 71% over the same period ended December 31, 2000. The significant decrease was caused by a severe softening in the requirement for drilling services from other customers and the expiration of a multi-year drilling contract at the Savannah River Plant. The Company submitted proposals for future work at the Savannah River Plant, but was not successful and was not awarded any contracts. On December 31, 2001 the Company sold all of its real estate, office equipment, and drilling assets and ceased operations. This sale of assets generated $265,946 of cash and a gain on the sale of fixed assets in the amount of $57,367.

The Company has not generated any revenues since January 1, 2002.

Other income and expenses for the quarter ended December 31, 2001 included a settlement with the Estate of George J. Georges (former president and majority shareholder) whereby the estate paid $15,000 to the Company to settle litigation. In conjunction with this settlement and for the benefit of the Company, the officers of the Company relinquished accrued, but not paid, deferred compensation totaling $12,682.

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

Management continues to search for acquisition candidates or other business combinations that can contribute to the growth of the Company while benefitting from the Company's expertise, and which can also provide diversification and a stable revenue flow. The Company has previously been hindered in these efforts because of on-going litigation. However, all outstanding litigation has been settled, with prejudice. No assurances can be given that any such acquisitions or ventures will be undertaken or completed. The Company is also seeking to diversify by evaluating other sources of income, including business opportunities and joint ventures.

Liquidity and Capital Resources

At December 31, 2002 the Company had net working capital of $148,533 and a current ratio of 80 to 1; its total indebtedness aggregated $1,875; its shareholders' equity was $148,533; and its debt to equity ratio was .001 to 1.

At December 31, 2002 the Company had sufficient working capital to meet its working capital requirements for the fiscal year which began October 1, 2002. The Company met its working capital and capital expenditure requirements during the year ended September 30, 2002 through operating activities and the liquidation of real property and drilling assets.

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

Item 3. Controls and Procedures

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

There are none.

Item 2. Changes in Securities

There are none.

Item 3. Defaults Upon Senior Securities

There are none.

Item 4. Submission of Matters to a Vote of Security Holders

There are none.

Item 5. Other Information

There is none.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 99.1 Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 8 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports There are none.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Environmental Monitoring

& Testing Corporation

(Registrant)

Date: January 23, 2003 By /s/ Vincent A Ferri

Vincent A. Ferri, President and CEO

(Principal Executive Officer)

By /s/ Martin Jacoby

Martin Jacoby, Treasurer

EXHIBIT 99.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

I, Vincent A. Ferri, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Environmental Monitoring and Testing Corporation;

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

Dated: January 23, 2003 By: /s/ Vincent A. Ferri

Vincent A. Ferri

Chief Executive Officer

EXHIBIT 99.1

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

I, Martin Jacoby, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Environmental Monitoring and Testing Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

Dated: January 23, 2003 By: /s/ Martin Jacoby

Martin Jacoby

Chief Financial Officer