Form 10QSB
period 2003-03-31
ENVIRONMENTAL MONITORING & TESTING CORP
filed 2003-04-11
CIK 842919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,785,183 shares Outstanding at March 31, 2003

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited financial statements for the quarter ended March 31, 2003 are provided on the four following pages.

INDEX

Balance Sheet Page 3

Statements of Operations and Retained Earnings (Deficit) Page 4

Statements of Cash Flows Page 5

Notes to Financial Statements Page 6

ENVIRONMENTAL MONITORING & TESTING CORPORATION

BALANCE SHEET

(UNAUDITED)

ASSETS	March 31, 2003
Current assets:
Cash and cash equivalents	$94,918
Note receivable	25,000
Accounts receivable-trade - net	---
Other current assets	918
Total current assets	120,836

$120,836

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,833
Accrued expenses	1,568
Total current liabilities	5,401

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized and none issued
Common stock, $.01 par value, 30,000,000 shares authorized
and 6,184,000 shares issued	61,840
Capital-in-excess of par	1,978,483
Retained Earnings (deficit)	(1,703,583)
336,740
Less: Cost of treasury stock, 2,398,817 shares held on December 31, 2002	(221,305)
Total stockholders' equity	115,435

$120,836

See accompanying notes.

ENVIRONMENTAL MONITORING & TESTING CORPORATION

STATEMENT OF OPERATIONS AND RETAINED EARNINGS

(UNAUDITED)

	Three months ended March 31		Six months ended March31
	2003	2002	2003	2002

General and administrative expenses	$33,314	$42,546	$80,639	$103,808

(Loss) from continuing operations	(33,314)	(42,546)	(80,639)	(103,808)

Other income (expenses):
Gain on sale of fixed assets	---	---	---	57,367
Settlement of litigation	---	---	---	15,000
Interest income	216	1,239	719	1,556
Other, net	---	122	---	12,911

Total other income	216	1,361	719	86,834

Income (loss) before discontinued operations	(33,098)	(41,185)	(79,920)	(16,974)

Discontinued operations:
Net income (loss) from discontinued operations	---	(146)	---	(13,162)

Net income (loss)	$(33,098)	$(41,331)	$(79,920)	$(30,136)

Retained Deficit, Beginning of Period	(1,670,485)	(1,487,430)	(1,623,663)	(1,498,625)
Retained Deficit, End of Period	$(1,703,583)	$(1,528,761)	$(1,703,583)	$(1,528,761)

Net (loss) per share information: (Note 3)
Basic and diluted:
Income (loss) before discontinued operations	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net income (loss) per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding basic and diluted	3,785,183	3,785,183	3,785,183	3,785,183

See accompanying notes.

ENVIRONMENTAL MONITORING & TESTING CORPORATION

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six months ended March 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(79,920)	$(30,136)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	---	4,268
(Gain) on sale of machinery and equipment	---	(57,367)
Changes in certain assets and liabilities:
Note receivable	(25,000)	---
Accounts receivable	--	80,716
Other current assets	(918)	2,350
Accounts payable	(6,514)	(15,427)
Other current liabilities	(4,532)	(57,421)

Net cash (used in) operating activities	(116,884)	(73,017)

Cash flows from investing activities:
Sale of property, plant and equipment	---	265,946

Net cash provided by investing activities	---	265,946

Net increase (decrease) in cash and cash equivalents	(116,884)	192,929
Cash and cash equivalents, beginning of period	211,802	92,095

Cash and cash equivalents, end of period	$94,918	$285,024

See accompanying notes.

ENVIRONMENTAL MONITORING & TESTING CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended September 30, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2002.

2. Sales to Major Customer

The Company derived approximately 59 percent of its revenue in the six months ended March 31, 2002 from a single customer, the Savannah River Site, a material processing facility operated for the United States Department of Energy by the Westinghouse Savannah River Company. The Company has not generated any revenues since the quarter December 31, 2002.

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

5. Reclassifications

Certain prior year amounts have been reclassified to conform to 2003 presentation.

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of operations for the six months ended March 31, 2003 vs.2002

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

The Company has adopted FASB 109 Accounting for Income Taxes, and consequently is not required to record any tax expense due to its utilization of its net operating loss carry forwards. The Company has taken what it deems to be a conservative approach and has not recorded any deferred tax benefits associated with its net operating loss carry forwards. There currently are net operating carry-overs for federal income tax purposes of approximately $1,005,000.

Management continues to search for business opportunities, joint ventures, acquisitions or other business combinations that can contribute to the growth of the Company while benefitting from the Company's expertise, and which can also provide diversification and a stable revenue flow. The Company has previously been hindered in these efforts because of on-going litigation. However, all outstanding litigation has been settled, with prejudice. No assurances can be given that any such acquisitions or ventures will be undertaken or completed. The Company is also seeking to diversify by evaluating other sources of income, including business opportunities and joint ventures.

Liquidity and Capital Resources

At March 31, 2003 the Company had net working capital of $115,435 and a current ratio of 22 to 1; its total indebtedness aggregated $5,401; its shareholders' equity was $115,435; and its debt to equity ratio was .05 to 1.

At March 31, 2003 the Company had sufficient working capital to meet its working capital requirements for the fiscal year which began October 1, 2002. The Company met its working capital and capital expenditure requirements during the year ended September 30, 2002 through operating activities and the liquidation of real property and drilling assets.

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

Environmental Monitoring

& Testing Corporation

(Registrant)

Date: April 11, 2003 By /s/ Vincent A Ferri

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

Dated: April 11, 2003 By: /s/ Vincent A. Ferri

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

Dated: April 11, 2003 By: /s/ Martin Jacoby

Martin Jacoby

Chief Financial Officer