Form 10KSB
period 2003-09-30
ENVIRONMENTAL MONITORING & TESTING CORP
filed 2003-11-04
CIK 842919

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(X) Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2003

( ) Transition Report Under Section 13 or 15(d) of Securities Exchange Act of 1934

For the transition period from ______ to ______

Commission File Number: 0-18296

ENVIRONMENTAL MONITORING & TESTING CORPORATION

(Name of small business issuer in its charter)

Delaware	62-1265486
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
100 East Linton Blvd,, Suite 108B, Delray Beach, FL	33483
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (561) 274-6690

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.01 par value

(Title of class)

Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year: $ Nil

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of October 30, 2003 was $71,000.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares outstanding of the Issuer's Common Stock as of October 30, 2003 was 3,785,183.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format: Yes No X

FORWARD-LOOKING STATEMENTS

This Report on Form 10-KSB contains certain forward-looking statements. These forward-looking statements may include statements regarding (i) marketing plans, capital and operations expenditures, and results of operations; (ii) potential financing arrangements; (iii) potential business combinations; and (iv) the need for, and availability of, additional financing.

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

ENVIRONMENTAL MONITORING & TESTING CORPORATION

Report on Form 10-KSB

For the Fiscal Year Ended September 30, 2003

TABLE OF CONTENTS

Part I

Item 1. Description of Business.................................................................. 4

Item 2. Description of Property.................................................................. 4

Item 3. Legal Proceedings ..........................................................................4

Item 4. Submission of Matters to a Vote of Security Holders ...................4

Part II

Item 8. Changes in and Disagreements with Accountants

on Accounting and Financial Disclosure .........................................7

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act ......................8

Item 10. Executive Compensation .............................................................9

Item 11. Security Ownership of Certain Beneficial Owners and Management

PART I

Item 1. Description of Business

Introduction

Environmental Monitoring & Testing Corporation (the "Company") is a Delaware corporation incorporated on May 10, 1988. The Company was engaged in the business of drilling wells, primarily for the purpose of environmental monitoring and testing, principally in South Carolina and Georgia. On December 31, 2001 the Company liquidated its real estate and drilling assets. Since December 31, 2001 the Company has had no operations.

The Company maintains its corporate offices at 100 East Linton Blvd., Suite 108B, Delray Beach, FL 33483 and its telephone number is (561) 274-6690.

Employees

As of October 1, 2003 the Company had no employees. The Company currently has two officers who are managing the affairs of the Company without current compensation.

Item 2. Description of Property

The Company's headquarters are located in Delray Beach, Florida. The Company leases office space on a yearly basis with the current lease expiring January 31, 2004.

Item 3. Legal Proceedings

The Company is not currently involved in any legal proceeding nor is management aware of any threatened litigation.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Common Equity and Related Stockholder Matters

The Company's Common Stock is traded on the NASD OTC Bulletin Board under the trading symbol EVMT.OB.

The following bid quotations have been reported for the period beginning October 1, 2001 and ending September 30, 2003.

Bid Prices

Period	High	Low
Quarter Ending 12/31/01	$0.05	$0.05
Quarter Ending 3/31/02	$0.07	$0.05
Quarter Ending 6/30/02	$0.05	$0.04
Quarter Ending 9/30/02	$0.12	$0.06
Quarter Ending 12/31/02	$0.08	$0.04
Quarter Ending 3/31/03	$0.07	$0.02
Quarter Ending 6/30/03	$0.06	$0.03
Quarter Ending 9/30/03	$0.06	$0.02

Such quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission. Such quotes are not necessarily representative of actual transactions or the value of the Company's securities and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

The Company has been advised that there are approximately five NASD member firms currently acting as market makers for the Common Stock. There is no assurance that an active trading market will develop which will provide liquidity for the Company's shareholders.

As of September 30, 2003, there were approximately 125 shareholders of record of the Company's Common Stock. Certain of the shares of Common Stock are held in "street" name and may, therefore, be held by several beneficial owners. As of October 30, 2003 there were 6,184,000 shares of Common Stock issued and 3,785,183 shares of Common Stock outstanding. No prediction can be made as to the effect, if any, of future sales of shares of Common Stock or the availability of Common Stock for future sale will have on the market price of the Common Stock prevailing from time to time. Sales of substantial amounts of Common Stock on the public market could adversely affect the prevailing market price of the Common Stock.

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

Results of Operations

The Company sold its operating assets on December 31, 2001 and has not engaged in any operating business since that date.

The Company resolved all outstanding litigation prior to September 30, 2002. During 2003 and 2002 the Company analyzed, reviewed and evaluated several potential business combinations. The Company was unsuccessful in consummating any combination with any of the candidates it considered. In anticipation of achieving a successful merger, the Company advanced a consultant, in the form of a loan, an anticipated consulting fee of $25,000. The Company has demanded repayment, without success. The Company has written off this loan. However, it is pursuing the collection of this loan plus interest and expenses.

Comparison of Fiscal Years 2003 and 2002

Contract revenues for fiscal 2003 decreased $42,851 or 100% over the prior fiscal year. The significant decrease was caused by the Company ceasing operations after the first quarter of 2002. The decrease in revenues and the determination to sell the Company's operating assets resulted in substantial part from a severe softening in the requirement for drilling services from other customers and the expiration of a multi-year drilling contract on September 30, 2001 at the U. S. Department of Energy's Savannah River Plant coupled with the Company's inability to win an award for future work at the Savannah River Plant. On December 31, 2001 substantially all of the productive assets of the Company were sold. The sale of assets generated $265,946 of cash and a gain on the sale of fixed assets in the amount of $57,367. The Company has not generated any revenues during the period January 1, 2002 through September 30, 2003.

Other income and expenses for fiscal year 2002 include a settlement with the Estate of George J. Georges (former president and majority shareholder) whereby the estate paid $15,000 to the Company to settle litigation. In conjunction with this settlement and for the benefit of the Company, the officers of the Company relinquished accrued, but not paid, deferred compensation totaling $12,682.

The Company has taken, what it deems to be, a conservative approach and has not recorded any deferred tax benefits associated with its net operating loss carry-forwards. As of September 30, 2003 there were net operating loss carry-forwards for federal income tax purposes of approximately $1,185,000. See Item 7, "Financial Statements, Notes to Financial Statements."

The Company continues to search for merger and/or acquisition candidates or other business combinations that can build shareholder value. The Company has previously been hindered in these efforts because of on-going litigation. However, all outstanding litigation was settled, with prejudice, as of September 30, 2002. No assurances can be given that any such acquisition, merger or other business combinations will be undertaken or completed.

The officers of the Company ceased receiving salaries as of September 30, 2003. They have agreed to continue to discharge their duties without salary until such time as the Board deems the Company's circumstances to have changed, including changes resulting from a merger or other business combination, or at which time such officers may be paid salaries on a current basis or otherwise receive compensation for their services performed for the benefit of the Company. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act" for a description of the Company's officers and directors and Item 10, "Executive Compensation" for a description of the compensation paid to the Company's officers.

Liquidity and Capital Resources

At September 30, 2003 the Company had net working capital of $26,407 and a current ratio of 6 to 1; its total indebtedness aggregated $5,600; its shareholders' equity was $26,407; and its debt to equity ratio was .2 to 1.

At September 30, 2003 the Company had sufficient working capital to meet its working capital requirements for the fiscal year which began October 1, 2003. The Company met its working capital requirements during the fiscal year ended September 30, 2003 from the proceeds of the liquidation of real property and drilling assets during fiscal year 2002.

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

Name	Age	Position
Vincent A. Ferri	53	President, Chief Executive Officer, Director
Martin Jacoby	58	Treasurer, Director

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

The Company's bylaws indemnify its officers and directors to the fullest extent permitted by Delaware law. Such provisions require the Company to indemnify the officers and directors of the Company for any claim arising against such persons in their official capacities if such person acted in good faith and in a manner that he reasonably believed to be in the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was lawful.

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

Compliance with Section 16(a) of the Exchange Act

Based solely on a review of Forms 4 and 5 furnished to the Company and filed with the Securities and Exchange Commission under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934. The Company believes that all directors, officers and beneficial owners of more than 10% of any class of equity securities filed on a timely basis the reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations from reporting persons, there were no instances where reporting persons failed to file timely reports during the fiscal year ended September 30, 2003.

Audit Fees

The independent auditors of the Company for the year ended September 30, 2003 were Margolies, Fink and Wichrowski. The aggregate fees, including expenses, billed by Margolies, Fink and Wichrowski in connection with the audit of the Company's annual financial statements for the most recent fiscal year and for the review of the Company's financial information included in its annual report on Form 10-KSB were $3,400.

All Other Fees

There were no other fees, including expenses, billed for other services rendered to the Company by Margolies, Fink and Wichrowski during the year ended September 30, 2003.

Item 10. Executive Compensation

The following tables and notes present for the three years ended September 30, 2003 the compensation paid by the Company to its officers. No executive officer received compensation greater than $100,000 in any of the three fiscal years ended September 30, 2003, 2002, and 2001.

Summary Compensation Table

Name and Principal Position (a)	Fiscal Year (1) (b)	Salary (c)	Bonus (d)	Other Annual Compensation ($) (2) (c)
Vincent A. Ferri, President, CEO and Director	2003	$40,200	---	---
	2002	$36,850	---	--
	2001	---	---	$52,353
Martin Jacoby, Treasurer and Director	2003	$36,850	---	--
	2002	$36,850	---	--
	2001	---	---	$52,353

__________

(1) The Company's fiscal year ends September 30.

(2) Consists of deferred compensation accrued but not paid for services performed. The deferred compensation was paid through a settlement arrangement among the officers, the Company, and WFD Partnership, a general partnership of which both the Company's officers and directors are partners ("WFD").

__________

The officers of the Company do not have employment contracts and were employed pursuant to an oral agreement of employment and at the will of the Company. As of October 1, 2003 the officers have stopped taking salaries and allowances for health benefits. However, they may in the future receive salaries or other compensation as the Company's circumstances may permit.

The Company does not have any formal pension, profit sharing, or such other similar plans pursuant to which it pays additional cash or non-cash compensation to its employees including the individuals and group specified on previous page.

The Board of Directors of the Company may, from time-to-time, grant Common Stock or options to purchase Common Stock to officers, directors, and key employees. Directors of the Company may be reimbursed for expenses incurred.

In November 1992 the Company's Board of Directors adopted the 1992 Stock Option Plan (the "Plan") which was approved by the shareholders at the 1992 Annual Meeting on January 8, 1993. The purpose of the Plan was to encourage and enable employees, directors, and other persons upon whose judgment, initiative, and efforts the Company largely depended upon to acquire a proprietary interest in the Company. The Plan expired on November 10, 2002 and there were no options issued or outstanding under the Plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information with respect to the anticipated beneficial ownership of the Common Stock by (i) each of the directors of the Company, (ii) each person known by the Company to be the beneficial owner of five percent or more of the outstanding Common Stock, and (iii) all executive officers and directors as a group, as of September 30, 2003. Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (2)	Percent of Class (3)
Vincent A. Ferri (1) 4830 Pine Tree Drive Boynton Beach, FL 33436	2,000,000 (4)	52.8%
Martin Jacoby (1) 9866 NW 17th Street Coral Springs, FL 33071	2,000,000 (4)	52.8%
WFP Partnership 4830 Pine Tree Drive Boynton Beach, FL 33436	2,000,000 (4)	52.8%
Dennis Jacoby 412 Capri I Delray Beach, FL 33434	2,000,000 (4)	52.8%
All Executive Officers and Directors as a group (2 persons)	2,000,000 (4)	52.8%

_________________

(1) Officer and director.

(2) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended ("Rule 13d-3") and unless otherwise indicated represents shares for which the beneficial owner has shared voting and investment power.

(3) The percentage of class is calculated in accordance with Rule 13d-3 and assumes that the beneficial owner has exercised any options or other rights to subscribe which are currently exercisable within sixty (60) days and that no other options of rights to subscribe have been exercised by anyone else. As of September 30, 2003 and the date of filing of this report, no options were outstanding.

(4) WFD Partnership is a Florida general partnership of which Vincent A. Ferri, Martin Jacoby, and Dennis Jacoby are the general partners. WFD is the record owner of 2,000,000 shares of the Company's Common Stock and pursuant to Rule 13d-3 each of its partners is deemed to be the beneficial owner of all 2,000,000 shares held by WFD.

_________________

Item 12. Certain Relationships and Related Transactions

In November 1999 George J. Georges, who was the majority shareholder of the Company, sold a controlling interest in the Company to WFD, then an unrelated third party. At the time of the sale certain principals of WFD were elected and have remained directors and officers of the Company. This sale limited the Company's utilization of its net operating loss carry-forwards. See Item 7, "Financial Statements, Notes to Financial Statements."

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No. Description

3.1 Articles of Incorporation*

3.2 By-Laws*

4.1 Specimen share certificate*

32.1 Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 8 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed previously

(b) Form 8-K

The Company filed no reports on Form 8-K for the fourth quarter of fiscal year 2003.

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

Dated: October 30, 2003

By: /s/ Vincent A. Ferri

Vincent A. Ferri, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date
/s/ Vincent A. Ferri Vincent A. Ferri	President, CEO and Director	October 30, 2003
/s/ Martin Jacoby Martin Jacoby	Treasurer and Director	October 30, 2003

INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants ...........................F-2

Balance Sheet - September 30, 2003 .....................................F-3

Statement of Operations for the Years Ended

September 30, 2003 and 2002 ......................................F-4

Statement of Changes in Stockholders' Equity

for the Years Ended September 30, 2003 and 2002 .....F-5

Statement of Cash Flows for the Years Ended

September 30, 2003 and 2002 ......................................F-6

Notes to Financial Statements .................................................F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors

Environmental Monitoring & Testing Corporation

Delray Beach, Florida

We have audited the accompanying balance sheet of Environmental Monitoring & Testing Corporation as of September 30, 2003 and the related statements of operations, stockholders' equity and cash flow for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on the results of our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Environmental Monitoring & Testing Corporation as of September 30, 2003 and its results of operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Margolies, Fink and Wichrowski

Pompano Beach, Florida

October 28, 2003

ENVIRONMENTAL MONITORING & TESTING CORPORATION

BALANCE SHEET

SEPTEMBER 30, 2003

ASSETS
Current assets:
Cash and cash equivalents	$ 31,089
Accounts receivable, net of allowance for doubtful accounts of $1,460
Other current assets	918

Total current assets	32,007

$ 32,007

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accrued expenses	$ 5,600

Total current liabilities	5,600

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized and none issued
Common stock, $.01 par value, 30,000,000 shares authorized
and 6,184,000 shares issued	61,840
Capital-in-excess of par	1,978,483
Retained earnings (deficit)	(1,792,611)

247,712

Less: Cost of treasury stock, 2,398,817 shares	(221,305)

Total stockholders' equity	26,407

$ 32,007

The accompanying notes are an integral part of these financial statements.

ENVIRONMENTAL MONITORING & TESTING CORPORATION

STATEMENT OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2003 AND 2002

	2003	2002

General and administrative expenses:
Officers' salaries	$ 77,050	$ 73,700
Professional fees	28,960	89,879
Merger and acquisition expenses	28,732	14,206
Write-off of uncollectible accounts	25,000	1,456
Other expenses	10,268	21,487

(Loss) from continuing operations	(170,010)	200,728)

Other income (expenses):
Settlement of litigation		27,682
Gain on sale of fixed assets		57,367
Interest income	1,062	3,559
Other, net		243

Total other income	1,062	88,851

(Loss) before discontinued operations	(168,948)	(111,877)

Discontinued operations:
Net (loss) from discontinued operations		(13,161)

Net (loss)	$ (168,948)	$ (125,038)

Net (loss) per share information: (Note 1)
Basic and diluted:
(Loss) before discontinued operations	$ (0.04)	$ (0.03)

Discontinued operations	0.00	(0.00)

Net (loss) per common share	$ (0.04)	$ (0.03)

Weighted average number of common shares outstanding basic and diluted	3,785,183	3,785,183

The accompanying notes are an integral part of these financial statements.

ENVIRONMENTAL MONITORING & TESTING CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED SEPTEMBER 30, 2003 AND 2002

Capital
Common	Treasury	in excess	Retained
	Shares	Amount	Shares	Amount	of par	(Deficit)	Total

Balance September 30, 2001	6,184,000	$ 61,840	(2,398,817)	$ (221,305)	$ 1,978,483	$ (1,498,625)	$ 320,393

Net (loss)						(125,038)	(125,038)

Balance September 30, 2002	6,184,000	61,840	(2,398,817)	(221,305)	1,978,483	(1,623,663)	195,355

Net (loss)						(168,948)	(168,948)

Balance September 30, 2003	6,184,000	$ 61,840	(2,398,817)	$ (221,305)	$ 1,978,483	$ (1,792,611)	$ 26,407

The accompanying notes are an integral part of these financial statements.

ENVIRONMENTAL MONITORING & TESTING CORPORATION

STATEMENT OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2003 AND 2002

	2003	2002
Cash flows from operating activities:
Net (loss)	$ (168,948)	$ (125,038)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation		4,268
(Gain) on sale of machinery and equipment		(57,367)
Changes in certain assets and liabilities:
Other current assets	(918)	12,175
Accounts receivable		80,716
Accounts payable	(10,347)	(8,047)
Other current liabilities	(500)	(52,946)

Net cash (used in) operating activities	(180,713)	(146,239)

Cash flows from investing activities:
Sale of machinery and equipment		265,946

Net cash provided by investing activities		265,946

Net increase (decrease) in cash and cash equivalents	(180,713)	119,707
Cash and cash equivalents, beginning of period	211,802	92,095

Cash and cash equivalents, end of period	$ 31,089	$ 211,802

The accompanying notes are an integral part of these financial statements.

ENVIRONMENTAL MONITORING & TESTING CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Environmental Monitoring & Testing Corporation (the "Company") is a Delaware corporation incorporated on May 10, 1988. The Company was engaged in the business of drilling wells, primarily for the purpose of environmental monitoring and testing, principally in South Carolina and Georgia. On December 31, 2001 the Company liquidated its real estate and drilling assets. The Company currently has no operations.

Cash equivalents. The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents.

Accounts receivable. Accounts receivable are reported at their net realizable value. An allowance for doubtful accounts is recognized when the Company does not expect to collect the full amount of its accounts receivable. The Company considers all accounts receivable to be uncollectible at September 30, 2003.

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

Use of accounting estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Reclassifications. Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

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

3. STOCK OPTION PLANS

In November 1992 the Company's Board of Directors adopted the 1992 Stock Option Plan (the "Plan") which was approved by the shareholders at the 1992 Annual Meeting on January 8, 1993. The purpose of the Plan is to encourage and enable employees, directors, and other persons upon whose judgment, initiative, and efforts the Company largely depends to acquire a proprietary interest in the Company. The Plan expired on November 10, 2002 and there were no options issued under the Plan.

4. LEASES

The Company leases an office and the lease expires January 31, 2004. The Company occasionally rents equipment for terms of one day to several months. Rent expense for the years ended September 30, 2003 and 2002 was approximately $3,200 and $2,700 respectively. Future lease expense is $954 for year 2004.

5. INCOME TAXES

The Company accounts for income taxes according to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The net deferred tax asset (liability) in the accompanying balance sheet as of September 30, 2003 includes deferred tax assets and liabilities attributable to the following items:

Deferred tax assets (liability):
Accrual to cash basis of accounting	$ 1,900
Net operating loss carry-forwards	403,000

Net deferred tax asset (liability)	404,900
Valuation allowance for deferred tax assets	(404,900)

Net deferred asset tax (liability)	$

As of September 30, 2003, the Company had available a cumulative federal net operating loss carry-forwards (as adjusted for the change in ownership discussed below) of approximately $1,185,000, which expires as follows: $402,000 in 2008, $121,000 in 2009, $116,000 in 2011, $25,000 in 2012, $147,000 in 2016, $194,000 in 2017, and $180,000 in 2018.

Due to a change in control of the Company during 2000 the timing of the Company's utilization of its net operating loss carry-forwards has been limited. At September 30, 2003 the utilizable net operating loss carry-forwards totals approximately $697,000.

6. OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT

The Company's financial instruments subject to credit risk are primarily trade accounts receivable. Generally, the Company does not require collateral or other security to support customer receivables.

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. ss. 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Environmental Monitoring & Testing Corporation (the "Company") on Form 10-KSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vincent A. Ferri, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Vincent A. Ferri

Vincent A. Ferri

Chief Executive Officer

October 30, 2003

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. ss. 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Environmental Monitoring & Testing Corporation (the "Company") on Form 10-KSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin Jacoby, Chief Financial Officer of

the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Martin Jacoby

Martin Jacoby

Chief Financial Officer

October 30, 2003

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

Dated: October 30, 2003 By: /s/ Vincent A. Ferri

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

Dated: October 30, 2003 By: /s/ Martin Jacoby

Martin Jacoby

Chief Financial Officer