Form 10QSB
period 2003-12-31
ENVIRONMENTAL MONITORING & TESTING CORP
filed 2004-02-18
CIK 842919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2003

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

6767 West Tropicana Avenue, Suite 203, Las Vegas, Nevada 89103 (Address of principal executive offices)

(702) 248-1061 (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,785,183 shares Outstanding at December 31, 2003

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited financial statements for the quarter ended December 31, 2003 are provided on the following pages.

UNAUDITED FINANCIAL STATEMENTS
ENVIRONMENTAL MONITORING & TESTING CORPORATION
DECEMBER 31, 2003 AND DECEMBER 31, 2002

ENVIRONMENTAL MONITORING & TESTING CORPORATION
BALANCE SHEETS (UNAUDITED)

	December 31, 2003	December 31, 2002
ASSETS
Cash	$ 0	$ 125,408
Note receivable	0	25,000
Total assets	$ 0 ======	$ 150,408 =======
LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts Payable	$ 0	$ 1,875
Total liabilities	0	1,875
STOCKHOLDERS' EQUITY:
Preferred stock, authorized 1,000,000 shares at $.01 par value, none issued	0	0
Common stock, authorized 30,000,000 at .01 par value, 6,184,000 issued	61,840	61,840
Additional paid-in capital	1,978,483	1,978,483
Deficit accumulated during the development stage	(1,819,018)	(1,670,485)
Subtotal	221,305	369,838
Less: Treasury stock, 2,398,817 shares at cost	(221,305)	(221,305)
Total stockholders' equity	0	148,533
Total Liabilities and Stockholders’ Equity	$ 0 ========	$ 150,408 ========

The accompanying notes are an integral part of these financial statements.

ENVIRONMENTAL MONITORING & TESTING CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ending December 31, 2003	Three months ending December 31, 2002
Interest Income	$ 0	$ 504
Expenses
General and administrative expenses	26,407	47,326

Total expenses	26,407	47,326

Net loss	(26,407)	(46,822)

Retained earnings, beginning of period	(1,792,611)	(1,623,663)

Deficit accumulated during the development stage	$ (1,819,018) ==========	$ (1,670,485) ==========
Earnings (loss) per share, assuming dilution: Net loss	$ (0.01) ==========	$ (0.01) ==========

Weighted average shares outstanding	3,785,183 ==========	3,785,183 ==========

The accompanying notes are an integral part of these financial statements.

ENVIRONMENTAL MONITORING & TESTING CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM DECEMBER 31, 2002 TO DECEMBER 31, 2003 (UNAUDITED)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Deficit accumulated during the development stage	Treasury Stock at cost, 2,398,817 shares	Total stockholders’ equity
Balance, December 31, 2002	6,184,000	$ 61,840	$ 1,978,483	$ (1,670,485)	$ (221,305)	$ 148,533

Net loss January 1, 2003 through September 30, 2003 FYE	0	0	0	(122,126)	0	(122,126)

Net loss October 1, 2003, through December 31, 2003	0	0	0	(26,407)	0	(26,407)

Balance, December 31, 2003	6,184,0000 ============	$ 61,840 ===========	$ 1,978,483 ==========	$ (1,819,018) ============	$ (221,305) ============	$ 0 ===========

The accompanying notes are an integral part of these financial statements

ENVIRONMENTAL MONITORING & TESTING CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)

Three months ended December 31, 2003

Three months ended December 31, 2002

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Loss	$ (26,407)	$ (46,822)
Adjustments to reconcile net loss to cash used by operating activity
Increase in note receivable	0	(25,000)
Decrease in other current assets	918	0
Accounts payable decrease	(5,600)	(14,572)

NET CASH PROVIDED BY OPERATING ACTIVITIES	(31,089)	(86,394)

CASH FLOWS FROM INVESTING ACTIVITIES	0	0

NET CASH USED BY INVESTING ACTIVITIES	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	0	0
Paid-in Capital	0	0

NET CASH PROVIDED BY FINANCING ACTIVITIES	0	0

NET INCREASE IN CASH	(31,089)	(86,394)

CASH AT BEGINNING OF PERIOD	31,089	211,802

CASH AT END OF PERIOD	$ 0 ===========	$ 125,408 ===========

The accompanying notes are an integral part of these financial statements.

ENVIRONMENTAL MONITORING & TESTING CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND DECEMBER 31, 2002 (UNAUDITED)

NOTE A          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated on May 10, 1998, under the laws of the State of Delaware.  The business purpose of the Company was originally to engage in environmental monitoring and testing.  However, on December 31, 2001, the Company liquidated its operating assets and currently has no operations.  The Company has adopted a fiscal year ending September 30.

NOTE B          EARNINGS (LOSS) PER SHARE

Basic EPS is determined using net income divided by the weighted average shares outstanding during the period.  Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.  Since the Company has no common shares that are potentially issuable, such as stock options, convertible securities, or warrants, basic and diluted EPS are the same.

NOTE C          USE OF ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

NOTE D          GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the US and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not generated revenues from any planned principal operations from October 1, 2003, through December 31, 2003.  Without realization of additional capital it would be unlikely for the Company to continue as a going concern.

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of operations for the three months ended December 31, 2003 vs.2002

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

Management continues to search for business opportunities, joint ventures, acquisitions or other business combinations that can contribute to the growth of the Company while benefiting from the Company's expertise, and which can also provide diversification and a stable revenue flow. The Company has previously been hindered in these efforts because of on-going litigation. However, all outstanding litigation has been settled, with prejudice. No assurances can be given that any such acquisitions or ventures will be undertaken or completed. The Company is also seeking to diversify by evaluating other sources of income, including business opportunities and joint ventures.

Liquidity and Capital Resources

At December 31, 2003 the Company had net working capital of $84,656 and a current ratio of 14 to 1; its total indebtedness aggregated $6,547; its shareholders' equity was $84,656; and its debt to equity ratio was .08 to 1.

At December 31, 2003 the Company had sufficient working capital to meet its working capital requirements for the fiscal year which began October 1, 2002. The Company met its working capital and capital expenditure requirements during the year ended September 30, 2002 through operating activities and the liquidation of real property and drilling assets.

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

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 99.1 Certifications of the President pursuant to 8 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports There are none.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Environmental Monitoring
& Testing Corporation
(Registrant)

Date: February 18, 2004	By: /s/ Dan Lee Dan Lee, President

EXHIBIT 99.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Dan Lee, certify that:

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

Date: February 18, 2004	By: /s/ Dan Lee Dan Lee, President