Form 10QSB/A
period 2003-12-31
ENVIRONMENTAL MONITORING & TESTING CORP
filed 2004-03-05
CIK 842919

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

Environmental Monitoring
& Testing Corporation
(Registrant)

Date: March 5, 2004	By: /s/ Dan Lee Dan Lee, President

EXHIBIT 99.1

I, Dan Lee, certify that:

1.         I have reviewed this quarterly report on Form 10Q-SB of Environmental Monitoring & Testing Corporation;

2.         Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

b)         evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)         presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or person performing the equivalent functions):

a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.         The registrant's other certifying officers and I have indicated in this annual report whether or not there are significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 5, 2004	By: /s/ Dan Lee Dan Lee, President

Statement of Chief Executive Officer  Regarding

Facts and Circumstances Relating to Exchange Act Filings

I, Dan Lee, state and certify as follows:

The financial statements filed with the report on Form 10-QSB for the period ended December 31, 2003 fully comply with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of Environmental Monitoring & Testing Corporation.

This Statement is submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Dated: March 5, 2004	By: /s/ Dan Lee Dan Lee, President