Form 10QSB
period 2004-03-31
ENVIRONMENTAL MONITORING & TESTING CORP
filed 2004-05-24
CIK 842919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,785,183 shares Outstanding at March 31, 2004

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited financial statements for the quarter ended March 31, 2004 are provided on the following pages.

UNAUDITED FINANCIAL STATEMENTS
ENVIRONMENTAL MONITORING & TESTING CORPORATION
MARCH 31, 2004 AND MARCH 31, 2003

ENVIRONMENTAL MONITORING & TESTING CORPORATION
BALANCE SHEETS (UNAUDITED)

	March 31, 2004	March 31, 2003
ASSETS
Cash	$ 0	$ 125,408
Note receivable	0	25,000
Total assets	$ 0 ======	$ 150,408 =======
LIABILITIES AND STOCKHOLDERS' DEFICIT
Accounts Payable	$ 0	$ 1,875
Total liabilities	0	1,875
STOCKHOLDERS' EQUITY:
Preferred stock, authorized 1,000,000 shares at $.01 par value, none issued	0	0
Common stock, authorized 30,000,000 at .01 par value, 6,184,000 issued	61,840	61,840
Additional paid-in capital	1,978,483	1,978,483
Deficit accumulated during the development stage	(1,819,018)	(1,670,485)
Subtotal	221,305	369,838
Less: Treasury stock, 2,398,817 shares at cost	(221,305)	(221,305)
Total stockholders' equity	0	148,533
Total Liabilities and Stockholders’ Equity	$ 0 ========	$ 150,408 ========

The accompanying notes are an integral part of these financial statements.

ENVIRONMENTAL MONITORING & TESTING CORPORATION
STATEMENTS OF OPERATIONS (UNAUDITED)

	Six months ending March 31, 2004	Six months ending March 31, 2003
Interest Income	$ 0	$ 504
Expenses
General and administrative expenses	26,407	47,326

Total expenses	26,407	47,326

Net loss	(26,407)	(46,822)

Retained earnings, beginning of period	(1,792,611)	(1,623,663)

Deficit accumulated during the development stage	$ (1,819,018) ==========	$ (1,670,485) ==========
Earnings (loss) per share, assuming dilution: Net loss	$ (0.01) ==========	$ (0.01) ==========

Weighted average shares outstanding	3,785,183 ==========	3,785,183 ==========

The accompanying notes are an integral part of these financial statements.

ENVIRONMENTAL MONITORING & TESTING CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM MARCH 31, 2003 TO MARCH 31, 2004 (UNAUDITED)

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	Deficit accumulated during the development stage	Treasury Stock at cost, 2,398,817 shares	Total stockholders’ equity
Balance, December 31, 2002	6,184,000	$ 61,840	$ 1,978,483	$ (1,670,485)	$ (221,305)	$ 148,533

Net loss January 1, 2003 through September 30, 2003 FYE	0	0	0	(122,126)	0	(122,126)

Net loss October 1, 2003, through March 31, 2004	0	0	0	(26,407)	0	(26,407)

Balance, March 31, 2004	6,184,0000 ============	$ 61,840 ===========	$ 1,978,483 ==========	$ (1,819,018) ============	$ (221,305) ============	$ 0 ===========

The accompanying notes are an integral part of these financial statements

ENVIRONMENTAL MONITORING & TESTING CORPORATION
STATEMENTS OF CASH FLOWS (UNAUDITED)

Six months ended March 31, 2004

Six months ended March 31, 2003

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
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2004 AND MARCH 31, 2003 (UNAUDITED)

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

NOTE D          GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the US and applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company has not generated revenues from any planned principal operations from October 1, 2003, through March 31, 2004.  Without realization of additional capital it would be unlikely for the Company to continue as a going concern.

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of operations for the six months ended March 31, 2004 vs.2003.  In the six months ending March 31, 2004 there was no income.  In the six months ending March 31, 2003 there was $504 of interest income.  In the six months ending March 31, 2004 there was $26,407 of general and administrative expenses as opposed to $47,326 in the six months ending March 31, 2003.

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

Liquidity and Capital Resources

At March 31, 2004 the Company had net working capital of $84,656 and a current ratio of 14 to 1; its total indebtedness aggregated $6,547; its shareholders' equity was $84,656; and its debt to equity ratio was .08 to 1.

At March 31, 2004 the Company had sufficient working capital to meet its working capital requirements for the fiscal year which began October 1, 2002. The Company met its working capital and capital expenditure requirements during the year ended September 30, 2002 through operating activities and the liquidation of real property and drilling assets.

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

Environmental Monitoring
& Testing Corporation
(Registrant)

Date: May 24, 2004	By: /s/ Dan Lee Dan Lee, President

EXHIBIT 32.1

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

4.         The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)         evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)         presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or person performing the equivalent functions):

a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.         The registrant's other certifying officers and I have indicated in this quarterly report whether or not there are significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 24, 2004	By: /s/ Dan Lee Dan Lee, President

Statement of Chief Executive Officer Regarding
Facts and Circumstances Relating to Exchange Act Filings

I, Dan Lee, state and certify as follows:

The financial statements filed with the report on Form 10-QSB for the period ended March 31, 2004 fully comply with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of Environmental Monitoring & Testing Corporation.

This Statement is submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Dated: May 24, 2004	By: /s/ Dan Lee Dan Lee, President