Form 10QSB
period 2004-06-30
ENVIRONMENTAL MONITORING & TESTING CORP
filed 2004-08-23
CIK 842919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2004

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

6767 West Tropicana Avenue, Suite 204, Las Vegas, Nevada 89103 (Address of principal executive offices)

(702) 376-3373 (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,184,000 shares Outstanding at June 30, 2004

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited financial statements for the quarter ended June 30, 2004 are provided on the following pages.

ENVIRONMENTAL MONITORING & TESTING CORPORATION
CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2004 AND 2003

ENVIRONMENTAL MONITORING & TESTING CORPORATION
CONDENSED BALANCE SHEETS
JUNE 30, 2004 (UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ -

TOTAL ASSETS	$ - =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accounts payable and accrued expenses	$ -

Total Liabilities	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.01 Par Value; 1,000,000 shares
authorized and none issued and outstanding	-
Common Stock $.01 Par Value; 30,000,000 shares
authorized and 6,184,000 shares issued and outstanding	61,840
Additional Paid-in Capital	1,978,483
Deficit	(1,819,018)
Treasury Stock	(221,305)

Total Stockholders' Equity (Deficit)	-

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$ - =========

The accompanying notes are an integral part of these financial statements.

ENVIRONMENTAL MONITORING & TESTING CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

NINE MONTHS ENDED

THREE MONTHS ENDED

	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003

OPERATING REVENUES
Revenue	$ -	$ -	$ -	$ -

OPERATING EXPENSES
General and Administrative expenses	26,407	111,690	-	31,052

LOSS BEFORE OTHER INCOME (EXPENSE)	(26,407)	(111,690)	-	(31,052)

OTHER INCOME (EXPENSE)
Interest expense
Interest income	-	991	-	273
Total Other Income (Expense)	-	991	-	273

NET LOSS BEFORE PROVISION FOR INCOME TAXES	$ (26,407)	$ (110,699)	$ -	$ (30,779)
Provision for Income Taxes	-	-		-

NET LOSS APPLICABLE TO COMMON SHARES	$ (26,407) ============	$ (110,699) ==========	$ - ==========	$ (30,779) ==========

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.007) ============	$ (0.029) ==========	$ - ==========	$ (0.008) ==========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	3,785,183 ===========	3,785,183 ==========	3,785,183 ==========	3,785,183 ==========

The accompanying notes are an integral part of these financial statements.

ENVIRONMENTAL MONITORING & TESTING CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

	2004	2003

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (26,407)	$ (110,699)
Adjustments to reconcile net loss to net cash
(used in) operating activities:

Changes in assets and liabilities
(Increase) in note receivable		(25,000)
(Increase) decrease other current assets	918	(918)
(Decrease) in accounts payable and
accrued expenses	(5,600)	(8,624)
(Decrease) in other current liabilities	-	(1,276)
Total adjustments	(4,682)	(35,818)

Net cash (used in) operating activities	(31,089)	(146,517)

NET (DECREASE) IN
CASH AND CASH EQUIVALENTS	(31,089)	(146,517)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	31,089	211,802

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ - =========	$ 65,285 =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

CASH PAID DURING THE YEAR FOR:
Interest expense	$ 2,934 =========	$ 2,626 ==========

  The accompanying notes are an integral part of these financial statements

ENVIRONMENTAL MONITORING AND TESTING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

(UNAUDITED)

NOTE 1 -               ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggest that these condensed financial statements be read in conjunction with the September 30, 2003 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

The Company was incorporated on May 10, 1998, under the laws of the State of Delaware.  The business purpose of the Company was originally to engage in environmental monitoring and testing.  However, on December 31, 2001, the Company liquidated its operating assets and currently has no operations.  The Company has adopted a fiscal year ending September 30.

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.


ENVIRONMENTAL MONITORING AND TESTING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2004 AND 2003

(UNAUDITED)

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

Income Taxes

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.  The Company has not established a provision due to the losses sustained.

                                Earnings (Loss) Per Share of Common Stock

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:


ENVIRONMENTAL MONITORING AND TESTING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2004 AND 2003

(UNAUDITED)

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (continued)

	June 30, 2004	June 30, 2003
Net loss	$ (26,407)	$ (110,699)
Weighted-average common shares outstanding (Basic)	3,785,183	3,785,183
Options	-	-
Warrants	-	-
Weighted average common shares outstanding (Diluted)	3,785,183 ===========	3,785,183 =========

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

There are no options and warrants outstanding to purchase stock at June 30, 2004 and 2003.

Reclassifications

Certain amounts for the nine months ended June 30, 2003 have been reclassified to conform to the presentation of the June 30, 2004 amounts.  The reclassifications have no effect on net income for the nine months ended June 30, 2003

NOTE 3 -               STOCKHOLDERS’ EQUITY (DEFICIT)

As of June 30, 2004, there were 30,000,000 shares authorized shares and 6,184,000 shares issued and outstanding of the Company’s common stock with a par value of $.01.  There were no shares issued during the nine-month period ended June 30, 2004.

As of June 30, 2004, there were 1,000,000 shares authorized and 0 shares issued and outstanding of the Company’s preferred stock with a par value of $.01.

ENVIRONMENTAL MONITORING AND TESTING CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

JUNE 30, 2004 AND 2003

(UNAUDITED)

NOTE 4 -               INCOME TAXES

There was no income tax benefit recognized at June 30, 2004 and 2003.

The net deferred tax assets in the accompanying balance sheet include benefit of utilizing net operating losses of approximately $1,800,000 (at June 30, 2004), however due to the uncertainty of utilizing the net operating losses, an offsetting valuation allowance has been established.

NOTE 5 -               GOING CONCERN

As shown in the accompanying condensed financial statements, the Company incurred substantial net losses for the nine and three months ended June 30, 2004 and 2003. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management believes the Company’s capital requirement will depend on many factors, including the success of the Company to raise money.  The Company continues to search for acquisition candidates to fund operations.  The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Item 2. Management's Discussion and Analysis or Plan of Operation

Results of operations for the six months ended June 30, 2004 vs.2003.  In the six months ending June 30, 2004 there was no income.  In the six months ending June 30, 2003 there was $504 of interest income.  In the six months ending June 30, 2004 there was $26,407 of general and administrative expenses as opposed to $47,326 in the six months ending June 30, 2003.

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

Liquidity and Capital Resources

At June 30, 2004 the Company had net working capital of $84,656 and a current ratio of 14 to 1; its total indebtedness aggregated $6,547; its shareholders' equity was $84,656; and its debt to equity ratio was .08 to 1.

At June 30, 2004 the Company had sufficient working capital to meet its working capital requirements for the fiscal year which began October 1, 2002. The Company met its working capital and capital expenditure requirements during the year ended September 30, 2002 through operating activities and the liquidation of real property and drilling assets.

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

Environmental Monitoring
& Testing Corporation
(Registrant)

Date: August 19, 2004	By: /s/ Dan Lee Dan Lee, President