Form 10KSB
period 2004-09-30
ENVIRONMENTAL MONITORING & TESTING CORP
filed 2005-01-13
CIK 842919

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(X)       Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the Fiscal Year Ended September 30, 2004

( )         Transition Report Under Section 13 or 15(d) of Securities Exchange Act of 1934
         For the transition period from ______ to ______

Commission File Number: 0-18296

ENVIRONMENTAL MONITORING & TESTING CORPORATION
(Name of small business issuer in its charter)

Delaware	62-1265486
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1350 East Flamingo Road, Suite 688, Las Vegas, Nevada	89119
(Address of principal executive offices)	(Zip Code)

(702) 376-3373
Issuer's telephone number

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

The number of shares outstanding of the Issuer's Common Stock as of September 30, 2004 was .

Transitional Small Business Disclosure Format: Yes NoX


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


ENVIRONMENTAL MONITORING & TESTING CORPORATION
Report on Form 10-KSB
For the Fiscal Year Ended September 30, 2004

TABLE OF CONTENTS

Part I

Item 1. Description of Business................................................................……………………….

Item 2. Description of Property................................................................……………………….

Item 3. Legal Proceedings .........................................................................………………………

Item 4. Submission of Matters to a Vote of Security Holders ..................…………………………

Part II

Item 5. Market for Common Equity and Related Stockholder Matters ...………………………….

Item 6. Management's Discussion and Analysis or Plan of Operation .....…………………………..

Item 7. Financial Statements ..................................................................………………………….

Item 8. Changes in and Disagreements with Accountants

        on Accounting and Financial Disclosure ........................................…………………………

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

        Compliance with Section 16(a) of the Exchange Act .....................…………………………

Item 10. Executive Compensation ............................................................…………………………

Item 11. Security Ownership of Certain Beneficial Owners and Management

         and Related Stockholder Matters ...................................................……………………….

Item 12. Certain Relationships and Related Transactions ......................…………………………….

Item 13. Exhibits and Reports on Form 8-K ..........................................……………………………

Item 14. Controls and Procedures ..........................................................……………………………


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

The Company maintains its corporate offices at 1350 East Flamingo Road, Suite 688, Las Vegas, Nevada 89119 and its telephone number is (702) 376-3373.

Employees

As of October 1, 2004 the Company had no employees. The Company currently has one officer who is managing the affairs of the Company without current compensation.

Item 2. Description of Property

The Company's headquarters are located in Las Vegas, Nevada. The Company leases office space on a yearly basis with the current lease.

Item 3. Legal Proceedings

The Company is not currently involved in any legal proceeding nor is management aware of any threatened litigation.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Common Equity and Related Stockholder Matters

The Company's Common Stock is traded on the NASD OTC Bulletin Board under the trading symbol EVMT.OB.

As of September 30, 2004, there were approximately 125 shareholders of record of the Company's Common Stock. Certain of the shares of Common Stock are held in "street" name and may, therefore, be held by several beneficial owners.  As of September 30, 2004 there were 6,184,000 shares of Common Stock issued and 3,785,183 shares of Common Stock outstanding. No prediction can be made as to the effect, if any, of future sales of shares of Common Stock or the availability of Common Stock for future sale will have on the market price of the Common Stock prevailing from time to time. Sales of substantial amounts of Common Stock on the public market could adversely affect the prevailing market price of the Common Stock.

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

Liquidity and Capital Resources

At September 30, 2004 the Company had net working capital of $-0-.

Item 7. Financial Statements

ENVIRONMENTAL MONITORING AND TESTING CORPORATION

FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003


ENVIRONMENTAL MONITORING AND TESTING CORPORATION
INDEX TO FINANCIAL STATEMENTS


BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
High Ridge Commons
Suites 400-403
200 Haddonfield Berlin Road
Gibbsboro, New Jersey 08026
(856) 346-2828  Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Environmental Monitoring and Testing Corporation
Las Vegas, Nevada

We have audited the accompanying balance sheet of Environmental Monitoring and Testing Corporation as of September 30, 2004 and the related statements of operations, changes in stockholders’ (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements for the year ended September 30, 2004 have been prepared assuming that the Company will continue as a going concern.   As discussed in Note 5 to the financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern.  Management’s operating and financing plans in regard to these matters are also discussed in Note 5.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Environmental Monitoring and Testing Corporation as of September 30, 2004 and the results of its operations, changes in stockholders’ (deficit) and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey
January 11, 2005

MEMBER OF:         AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                              NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
                                      PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors
Environmental Monitoring and Testing Corporation
Delray Beach, Florida

We have audited the accompanying statement of operations, stockholders’ equity and cash flow for the year ended September 30, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit’s in accordance with generally accepted auditing standards in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Environmental Monitoring and Testing Corporation’s operations, stockholders equity, and its cash flows for the year ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Margolies, Fink and Wichrowski
Pompano Beach, Florida

October 28, 2003


ENVIRONMENTAL MONITORING AND TESTING CORPORATION
BALANCE SHEET
SEPTEMBER 30, 2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ -

TOTAL ASSETS	$ - ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accounts payable and accrued expenses	$ 245,000

Total Liabilities	245,000

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.01 Par Value; 1,000,000 shares authorized and none issued and outstanding	-
Common Stock $.01 Par Value; 30,000,000 shares authorized and 6,184,000 shares issued and 3,785,183 shares outstanding	61,840
Additional Paid-in Capital	1,978,483
Accumulated Deficit	(2,064,018)
(23,695)
Less: Cost of treasury stock, 2,398,817 shares	(221,305)
Total Stockholders' Equity (Deficit)	(245,000)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ - =========

The accompanying notes are an integral part of these financial statements.


ENVIRONMENTAL MONITORING AND TESTING CORPORATION
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

	2004	2003

OPERATING REVENUES
Revenue	$ -	$ -

OPERATING EXPENSES
General and administrative expenses	271,407	170,010

LOSS BEFORE OTHER INCOME (EXPENSE)	(271,407)	(170,010)

OTHER INCOME (EXPENSE)
Interest expense
Interest income	-	1,062
Total Other Income (Expense)	-	1,062

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(271,407)	(168,948)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$ (271,407) ===========	$ (168,948) ========

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.072) ===========	$ (0.045) =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	3,785,183 ===========	3,785,183 =========

The accompanying notes are an integral part of these financial statements.


ENVIRONMENTAL MONITORING AND TESTING CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2004

				Accumulated Deficits
	Common Stock		Additional Paid-in Capital
Treasury Stock

  Shares

Amount
					Shares	Amount	Total

Balance, September 30, 2002	6,184,000	$ 61,840	$ 1,978,483	$ (1,623,663)	(2,398,817)	$ (221,305)	$ 195,355

Net loss for the year				(168,948)			(168,948)

Balance, September 30, 2003	6,184,000	61,840	1,978,483	(1,792,611)	(2,398,817)	(221,305)	26,407

Net loss for the year				(271,407)			(271,407)

Balance, September 30, 2004	6,184,000 =========	$ 61,840 =========	$ 1,978,483 ==========	$ (2,064,018) ============	(2,398,817) ==========	$ (221,305) ==========	$ (245,000) ==========

The accompanying notes are an integral part of these financial statements.


ENVIRONMENTAL MONITORING AND TESTING CORPORATION
STATEMENT OF CASH FLOW
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

	2004	2003

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (271,407)	$ (168,948)

Adjustments to reconcile net loss to net cash (used in) operating activities:

Changes in assets and liabilities
(Increase) decrease other current assets	918	(918)
Increase (decrease) in accounts payable and accrued expenses	239,400	(10,347)
(Decrease) in other current liabilities	-	(500)
Total adjustments	240,318	(11,765)

Net cash (used in) operating activities	(31,089)	(180,713)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(31,089)	(180,713)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	31,089	211,802

CASH AND CASH EQUIVALENTS - END OF YEAR	$ -	$ 31,089

The accompanying notes are an integral part of these financial statements.


ENVIRONMENTAL MONITORING AND TESTING CORPORATION
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

NOTE 1 -        ORGANIZATION AND BASIS OF PRESENTATION

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

The following is a reconciliation of the computation for basic and diluted EPS:


ENVIRONMENTAL MONITORING AND TESTING CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2004 AND 2003

NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (continued)

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

There are no options and warrants outstanding to purchase stock at September 30, 2004 and 2003.

Reclassifications

Certain amounts for the years ended September 30, 2003 have been reclassified to conform to the presentation of the September 30, 2004 amounts.  The reclassifications have no effect on net income for the year ended September 30, 2003.

NOTE 3 -        STOCKHOLDERS’ EQUITY (DEFICIT)

As of September 30, 2004, there were 30,000,000 shares authorized shares and 6,184,000 shares issued and outstanding of the Company’s common stock with a par value of $.01.  There were no shares issued during the years ended September 30, 2004 and 2003, respectively.

As of September 30, 2004, there were 1,000,000 shares authorized and 0 shares issued and outstanding of the Company’s preferred stock with a par value of $.01.


ENVIRONMENTAL MONITORING AND TESTING CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2004 AND 2003

NOTE 4 -        INCOME TAXES

There was no income tax benefit recognized at September 30, 2004 and 2003.

The net deferred tax assets in the accompanying balance sheet include benefit of utilizing net operating losses of approximately $2,064,000, however due to the uncertainty of utilizing the net operating losses, an offsetting valuation allowance has been established.

NOTE 5 -        GOING CONCERN

As shown in the accompanying financial statements, the Company incurred substantial net losses for the years ended September 30, 2004 and 2003. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management believes the Company’s capital requirement will depend on many factors, including the success of the Company to raise money.  The Company continues to search for acquisition candidates to fund operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 -        COMMITMENT AND CONTINGENCY

Included in the accounts payable and accrued expenses is an accrual of $3,000 representing the fair market of value of stock to be issued to former directors of the Company.

NOTE 7 -        SUBSEQUENT EVENT

On December 3, 2004, the Company increased the authorized number of shares of common stock from 30,000,000 shares to 90,000,000 shares with a par value of $0.001.  In addition, the Company had 1,000,000 shares of preferred stock with a par value of $0.01 which was reallocated to 990,000 shares of Preferred Stock A with a par value of $0.001; 9,000,000 shares of Preferred Stock B with a par value of $0.001; and 10,000 shares of Preferred Stock C with a par value of $0.001.  The Preferred Stock A is participating, voting and convertible with a liquidation of $1,000 each; the Preferred Stock B is participating, voting and convertible with a liquidation value of $3 each; and the Preferred Stock C has a liquidation value of $10 each.  All preferred stock series A, B and C are convertible to 4,000 common shares for each share held and will have 4,000 votes for each share held.  In addition, in all cases, the holders of the Preferred Stock C will vote cumulatively at least fifty one percent (51%) of all votes cast regardless of the amount of series C shares issued, at any meeting of shareholders or any major issue put before the Company for voting of shareholders.


Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On June 4, 2004, Margolies, Fink and Wichrowski  (“MF and W”) was dismissed as the independent registered public accounting firm for Environmental Monitoring and Testing Corporation (the “Company”).  Effective, June 3, 2004, Bagell, Josephs & Company, LLC was appointed as the new independent registered public accounting firm for the Company.  The decision to dismiss MF and W and to appoint Bagell, Josephs & Company, LLC was recommended and approved by the Company’s Board of Directors.  The decision to dismiss MF and W was the result of the Company’s conclusion that it needed auditors with offices located nearer their corporate headquarters.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following sets forth the names and ages of the Company's officers and directors. The directors of the Company are elected annually by the shareholders, and the officers are appointed annually by the board of directors.

Name	Age	Position
Dan Lee	55	President, Chief Executive Officer, Director

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

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations from reporting persons, there were no instances where reporting persons failed to file timely reports during the fiscal year ended September 30, 2004.

Audit Fees

The independent auditors of the Company for the year ended September 30, 2004 were Bagell, Josephs & Company.  The aggregate fees, including expenses, billed by Bagell, Josephs & Company in connection with the audit of the Company's annual financial statements for the most recent fiscal year and for the review of the Company's financial information included in its annual report on Form 10-KSB were $9,500.

Item 10. Executive Compensation

The officer of the Company do not have employment contracts and were employed pursuant to an oral agreement of employment and at the will of the Company. As of October 1, 2004, the officer does not receive any salary and allowances for health benefits.  However, they may in the future receive salaries or other compensation as the Company's circumstances may permit.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information with respect to the anticipated beneficial ownership of the Common Stock by (i) each of the directors of the Company, (ii) each person known by the Company to be the beneficial owner of five percent or more of the outstanding Common Stock, and (iii) all executive officers and directors as a group, as of September 30, 2004.  Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Not applicable

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

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.       Description

3.1                   Articles of Incorporation*

3.2                   By-Laws*

4.1                   Specimen share certificate*

31.1                 Certification of the Chief Executive Officer and the Chief Financial Officer
                        pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1                 Certification of the Chief Executive Officer and the Chief Financial Officer
                         pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed previously

(b)        Form 8-K

The Company filed a Form 8K on June 29, 2004, regarding Item 4.01.

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

Environmental Monitoring & Testing Corporation
Dated: January 12, 2005	By:/s/ Dan Lee Dan Lee, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date
/s/ Dan Lee Dan Lee	President, CEO, CFO and Director	January 12, 2005