Form 10QSB
period 2004-12-31
ENVIRONMENTAL MONITORING & TESTING CORP
filed 2005-02-11
CIK 842919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2004
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

1350 East Flamingo Road Suite 688 Las Vegas. Nevada 89119 (Address of principal executive offices)
(702) 289-6665 (Issuer's telephone number)
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,184,000 shares Outstanding at December 31, 2004

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited financial statements for the quarter ended December 31, 2004 are provided on the following pages.

ENVIRONMENTAL MONITORING & TESTING CORPORATION
CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

ENVIRONMENTAL MONITORING AND TESTING CORPORATION

INDEX TO CONDENSED FINANCIAL STATEMENTS

Page Number
FINANCIAL STATEMENTS
Condensed Balance Sheet as of December 31, 2004 (unaudited)	1
Condensed Statement of Operations for the Three Months Ended December 31, 2004 and 2003 (unaudited)	2
Condensed Statements of Cash Flows for the Three Months Ended December 31, 2004 and 2003 (unaudited)	3
Notes to Condensed Financial Statements	4 – 7

ENVIRONMENTAL MONITORING & TESTING CORPORATION
CONDENSED BALANCE SHEETS
DECEMBER 31, 2004 (UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ -

TOTAL ASSETS	$ - =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accounts payable and accrued expenses	$ 248,750

Total Liabilities	248,750

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock Series A, $.01 Par Value; 990,000 shares
authorized and none issued and outstanding	-
Preferred Stock Series B, $.001 Par Value; 9,000,000 shares
authorized and none issued and outstanding	-
Preferred Stock Series C, $.001 Par Value; 10,000 shares authorized and none issued and outstanding	-
Common Stock $.001 Par Value; 90,000,000 shares authorized and 6,184,shares issued and 3,785,183 shares outstanding	6,184
Additional Paid-in Capital	2,034,139
Accumulated Deficit	(2,067,768)
(27,445)
Less: Cost of treasury stock, 2,398,817	(221,305)

Total Stockholders' Equity (Deficit)	(248,750)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$ - =========

The accompanying notes are an integral part of these condensed financial statements.

ENVIRONMENTAL MONITORING & TESTING CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003 (UNAUDITED)

	2004	2003

OPERATING REVENUES
Revenue	$ -	$ -

OPERATING EXPENSES

General and Administrative expenses	3,750	26,407

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(3,750)	(26,407)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$ (3,750) ===========	$ (26,407) =========

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.001) ===========	$ (0.007) =========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	3,785,183 ===========	3,785,183 =========

The accompanying notes are an integral part of these condensed financial statements.

ENVIRONMENTAL MONITORING & TESTING CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003 (UNAUDITED)

	2004	2003

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (3,750)	$ (26,407)
Adjustments to reconcile net loss to net cash
(used in) operating activities:

Changes in assets and liabilities
Decrease other current assets	-	918
Increase (decrease) in accounts payable and
accrued expenses	3,750	(5,600)
Total adjustments	3,750	(4,682)

Net cash (used in) operating activities	-	(31,089)

NET (DECREASE) IN
CASH AND CASH EQUIVALENTS	-	(31,089)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	31,089

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ - ========	$ - ========

The accompanying notes are an integral part of these condensed financial statements

ENVIRONMENTAL MONITORING AND TESTING CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003
(UNAUDITED)

NOTE 1 -               ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the September 30, 2004 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

ENVIRONMENTAL MONITORING AND TESTING CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003
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

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31,	December 31,
	2004	2003

Net Loss	$ (3,750)	$ (26,407)

Weighted-average common shares outstanding (Basic)	3,785,183	3,785,183

Weighted-average common stock equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (Diluted)	3,785,183 ========	3,785,183 ==========

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

There are no options and warrants outstanding to purchase stock at December 31, 2004 and 2003.

ENVIRONMENTAL MONITORING AND TESTING CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003
(UNAUDITED)

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain amounts for the three months ended December 31, 2003 have been reclassified to conform to the presentation of the December 31, 2004 amounts.  The reclassifications have no effect on net income for the three months ended December 31, 2003.

NOTE 3 -               STOCKHOLDERS’ EQUITY (DEFICIT)

On December 3, 2004, the Company increased the authorized number of shares of common stock from 30,000,000 shares to 90,000,000 shares and also changing the par value from $0.01 to $0.001.

As of December 31, 2004, there were 90,000,000 shares authorized and 6,184,000 shares issued and 3,785,183 shares outstanding of the Company’s common stock with a par value of $0.001.

Preferred Stock

On December 3, 2004 the Company changed the number of Preferred Stock from one class of stock consisting of 10,000,000 shares with a par value of $0.01 to three separate series of preferred stock and changing the par value to $0.001.  They are as follows:

 Preferred Stock Series A

990,000 shares with a par value of $0.001 per share, participating, voting and convertible with a liquidation value of $1,000 each.

Preferred Stock Series B

9,000,000 shares with a par value of $0.001 per share, participating; voting and convertible with a liquidation value of $3 each.

Preferred Stock Series C

10,000 shares with a par value of $0.001 per share, with a liquidation value of $10 each.

All preferred stock series A, B and C are convertible to 4,000 common shares as well as 4,000 votes for each share held.  In addition, in all cases, the holders of the Preferred Stock C will vote cumulatively at least fifty one percent (51%) of all votes cast regardless of the amount of series C shares issued, at any meeting of shareholders or any major issue put before the Company for voting of shareholders.

ENVIRONMENTAL MONITORING AND TESTING CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003
(UNAUDITED)

NOTE 4 -               INCOME TAXES

There was no income tax benefit recognized at December 31, 2004 and 2003.

The net deferred tax assets in the accompanying balance sheet include benefit of utilizing net operating losses of approximately $2,068,000 (at December 31, 2004), however due to the uncertainty of utilizing the net operating losses, an offsetting valuation allowance has been established.

NOTE 5 -               COMMITMENT AND CONTINGENCY

Included in the accounts payable and accrued expenses is an accrual of $3,000 representing the fair market of value of stock to be issued to former directors of the Company.

NOTE 6 -               GOING CONCERN

As shown in the accompanying condensed financial statements, the Company incurred substantial net losses for the three months ended December 31, 2004 and 2003 and for the years ended September 30, 3004 and 2003, respectively. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management believes the Company’s capital requirement will depend on many factors, including the success of the Company to raise money.  The Company continues to search for acquisition candidates to fund operations.  The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 2. Management's Discussion and Analysis or Plan of Operation

The Company has not generated any revenues since January 1, 2002.

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

Liquidity and Capital Resources

The Company met its working capital and capital expenditure requirements during the year ended September 30, 2004 through operating activities and the liquidation of real property and drilling assets.

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

Environmental Monitoring & Testing Corporation
(Registrant)

Date: February 10, 2004	By: /s/ Dan Lee Dan Lee, President