Form 10KSB/A
period 2004-12-31
ENVIRONMENTAL MONITORING & TESTING CORP
filed 2005-03-01
CIK 842919

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

(X)   Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Fiscal Year Ended September 30, 2004

( )     Transition Report Under Section 13 or 15(d) of Securities Exchange Act of 1934

         For the transition period from ______ to ______

Commission File Number: 0-18296

ENVIRONMENTAL MONITORING & TESTING CORPORATION
(Name of small business issuer in its charter)

Delaware	62-1265486
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1350 East Flamingo Road, Suite 688, Las Vegas, Nevada	89119
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:  (702) 376-3373

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

Common Stock $.001 par value
(Title of class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Issuer's revenues for its most recent fiscal year:  $-0-.

The number of shares of the registrant's common stock outstanding as of December 28, 2004 was 6,184,000.


ENVIRONMENTAL MONITORING & TESTING CORPORATION
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

TABLE OF CONTENTS

Page
Part I
Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Part II
Item 5.	Market for Common Equity and Related Stockholder Matters
Item 6.	Management's Discussion and Analysis or Plan of Operation
Item 7.	Financial Statements
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A.	Controls and Procedures
Part III
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits and Reports on Form 8-K
Item 14.	Principal Account Fees and Services


THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY AND ITS INDUSTRY. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS AND PROSPECTS TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE. BECAUSE THE COMPANY IS CURRENTLY ISSUING "PENNY STOCK" AS DEFINED IN RULE 3A51-1 UNDER THE EXCHANGE ACT, THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 DO NOT APPLY TO THE COMPANY.

I

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

Item 6. Management's Discussion and Analysis or Plan of Operation

Management discussed that there were no sales, operations or income in 2003 or 2004.  The Company is in the process of reorganizing at the present moment and there are no plans to operate until the reorganization is completed.  Management said it is expected that the reorganization will be completed this year.

The following discussion with regard to our financial condition and operating results should be read in conjunction with our financial statements and attached footnotes that are included elsewhere in this Report. Except for the historical information contained in this Report, the discussion contained in this Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. These statements may be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should" or "anticipates" or the negative of these words or similar expressions or by discussions of strategy. Our actual results could differ materially from those discussed in this Report. Important factors that could cause actual results to differ include, among other things, our inability to consummate an acquisition of an operating business on terms favorable to us or, in the event we do consummate the transaction contemplated, our inability to successfully manage and operate the combined business.

INCORPORATION

The Company was incorporated on May 10, 1998, under the laws of the State of Delaware.  The business purpose of the Company was originally to engage in environmental monitoring and testing.  However, on December 31, 2001, the Company liquidated its operating assets and currently has no operations.  The Company has adopted a fiscal year ending September 30.

PLAN OF OPERATION

We intend to devote substantially all of our time identifying a merger or acquisition candidate and consummating a merger or acquisition transaction thereafter. In the event we identify an acceptable merger or acquisition candidate, we intend to effect the transaction utilizing any combination of our common stock, cash on hand, or marketable securities, or other funding sources available to us. Until we identify a suitable merger or acquisition candidate, we intend to offer consulting services to businesses engaged in or otherwise servicing the environmental industry.

FINANCIAL RESULTS FOR THE YEAR ENDED SEPTEMBER 30, 2004

As of the date of this Report, we have no operations and are seeking a merger, combination or consolidation with a suitable candidate. As of the date of this Report, we have not identified any such candidate. We do not expect to generate operating revenue or income until such time as we effect a business combination with an operating company. However, in the event we do consummate a merger or an acquisition of an operating company, there can be no assurance that the combined entity will operate profitably.

LIQUIDITY AND CAPITAL RESOURCES

We intend to sell additional marketable securities in the future as market conditions permit and as otherwise allowed by law. We anticipate that the primary use of our working capital will include general and administrative expenses and costs associated with the identification of a merger or acquisition candidate and consummation of a merger or acquisition transaction. We believe that our cash and marketable securities will be sufficient to satisfy or cash expenses for at least the next twelve months.

FUTURE EXPENDITURES

Our future capital expenditures will depend upon our ability to generate revenues or additional investment capital if our revenues are not sufficient. If, and to the extent that we are successful in generating sufficient net revenues or raising investment capital, our future expenditures will be applied towards salaries for additional administrative and executive employees, software upgrades, marketing and advertising expenses and for general working capital purposes.

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

Item 7. Financial Statements

ENVIRONMENTAL MONITORING AND TESTING CORPORATION
FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003


ENVIRONMENTAL MONITORING AND TESTING CORPORATION
INDEX TO FINANCIAL STATEMENTS

Page(s)
Report of Independent Registered Public Accounting Firm – 2004	1
Report of Independent Public Accountants – 2003	2
Balance Sheet as of September 30, 2004	3
Statements of Operations for the Years Ended September 30, 2004 and 2003	4
Statement of Changes in Stockholders’ (Deficit) for the Years September 30, 2004 and 2003	5
Statement of Cash Flows for the Years Ended September 30, 2004 and 2003
Notes to Financial Statements	7-9

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

We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors
Environmental Monitoring and Testing Corporation
Delray Beach, Florida

We have audited the accompanying balance sheet of Environmental Monitoring and Testing Corporation and its subsidiaries as of September 30, 2003, and the related statements of operations, stockholders’ equity and cash flow for the two years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Environmental Monitoring and Testing Corporation as of September 30, 2003, and its results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

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


ENVIRONMENTAL MONITORING AND TESTING CORPORATION
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

	2004	2003

OPERATING REVENUES
Revenue	$ -	$ -

OPERATING EXPENSES
General and administrative expenses	271,407	170,010

LOSS BEFORE OTHER INCOME (EXPENSE)	(271,407)	(170,010)

OTHER INCOME (EXPENSE)
Interest expense
Interest income	-	1,062
Total Other Income (Expense)	-	1,062

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(271,407)	(168,948)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$ (271,407) ==========	$ (168,948) =========

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.07) ==========	$ (0.04) =========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	3,785,183 ==========	3,785,183 =========

The accompanying notes are an integral part of these financial statements.


ENVIRONMENTAL MONITORING AND TESTING CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2004

Additional

	Common Stock		Paid-in	Accumulated	Treasury Stock
	Shares
Amount
			Capital	Deficits
Shares

Amount
							Total

Balance, September 30, 2002	6,184,000	$ 61,840	$ 1,978,483	$ (1,623,663)	(2,398,817)	$ (221,305)	$ 195,355

Net loss for the year				(168,948)			(168,948)

Balance, September 30, 2003	6,184,000	61,840	1,978,483	(1,792,611)	(2,398,817)	(221,305)	26,407

Net loss for the year				(271,407)			(271,407)

Balance, September 30, 2004	6,184,000 =========	$ 61,840 ========	$ 1,978,483 ===== ====	$ (2,064,018) =========	(2,398,817) =========	$ (221,305) =========	$ (245,000) ===========

The accompanying notes are an integral part of these financial statements.


ENVIRONMENTAL MONITORING AND TESTING CORPORATION
STATEMENT OF CASH FLOW
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003

	2004	2003

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (271,407)	$ (168,948)
Adjustments to reconcile net loss to net cash
(used in) operating activities:

Changes in assets and liabilities
(Increase) decrease other current assets	918	(918)
Increase (decrease) in accounts payable and
accrued expenses	239,400	(10,347)
(Decrease) in other current liabilities	-	(500)
Total adjustments	240,318	(11,765)

Net cash (used in) operating activities	(31,089)	(180,713)

NET (DECREASE) IN
CASH AND CASH EQUIVALENTS	(31,089)	(180,713)

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	31,089	211,802

CASH AND CASH EQUIVALENTS - END OF YEAR	$ - ========	$ 31,089 =========

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

The following is a reconciliation of the computation for basic and diluted EPS:


ENVIRONMENTAL MONITORING AND TESTING CORPORATION

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

SEPTEMBER 30, 2004 AND 2003

NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (continued)

	September 30,	September 30,
	2004	2003

Net Loss	$ (271,407)	$ (168,948)

Weighted-average common shares outstanding (Basic)	3,785,183	3,785,183

Weighted-average common stock equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (Diluted)	3,785,183	3,785,183

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

ITEM 8A:    CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and  operation of the Company's disclosure controls and procedures (as defined in  Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2004.  This evaluation was carried out under the supervision and with the participation of  the Company's management, specifically Mr. Dan Lee, the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.       Description

3.1                   Articles of Incorporation*

3.2                   By-Laws*

4.1                   Specimen share certificate*

31.1                 Certification of the Chief Executive Officer pursuant to
                      18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2                 Certification of the Chief Financial Officer pursuant to
                       18 U.S.C. Section 1350, as adopted pursuant to Section 906
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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

The independent auditors of the Company for the year ended September 30, 2003 were Margolies, Fink and Wichrowski ..  The aggregate fees, including expenses, billed by Margolies, Fink and Wichrowski in connection with the audit of the Company's annual financial statements for the 2003 fiscal year and for the review of the Company's financial information included in its annual report on Form 10-KSB were $7,000.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Environmental Monitoring & Testing Corporation
Dated: February 24, 2005	By:/s/ Dan Lee Dan Lee, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date
/s/ Dan Lee Dan Lee	President, CEO, CFO and Director	February 24, 2005