Form 10QSB/A
period 2004-12-31
ENVIRONMENTAL MONITORING & TESTING CORP
filed 2005-03-02
CIK 842919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

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


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited financial statements for the quarter ended December 31, 2004 are provided on the following pages.

ENVIRONMENTAL MONITORING & TESTING CORPORATION
CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003


ENVIRONMENTAL MONITORING AND TESTING CORPORATION

INDEX TO CONDENSED FINANCIAL STATEMENTS

Page Number
FINANCIAL STATEMENTS
Condensed Balance Sheet as of December 31, 2004 (unaudited)	1
Condensed Statement of Operations for the Three Months Ended December 31, 2004 and 2003 (unaudited)	2
Condensed Statements of Cash Flows for the Three Months Ended December 31, 2004 and 2003 (unaudited)	3
Notes to Condensed Financial Statements (unaudited)	4 – 7


ENVIRONMENTAL MONITORING & TESTING CORPORATION
CONDENSED BALANCE SHEETS
DECEMBER 31, 2004
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ -

TOTAL ASSETS	$ - =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accounts payable and accrued expenses	$ 248,750

Total Liabilities	248,750

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock Series A, $.001 Par Value; 990,000 shares
authorized and none issued and outstanding	-
Preferred Stock Series B, $.001 Par Value; 9,000,000 shares
authorized and none issued and outstanding	-
Preferred Stock Series C, $.001 Par Value; 10,000 shares
authorized and none issued and outstanding	-
Common Stock $.001 Par Value; 90,000,000 shares
authorized and 6,184,000 shares issued and
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

ENVIRONMENTAL MONITORING & TESTING CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
(UNAUDITED)

	2004	2003

OPERATING REVENUES
Revenue	$ -	$ -

OPERATING EXPENSES
General and Administrative expenses	3,750	26,407

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(3,750)	(26,407)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES

	$ (3,750) ===========	$ (26,407) =========

NET LOSS PER BASIC AND DILUTED SHARES	$ (0.00) ===========	$ (0.01) =========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	3,785,183 ===========	3,785,183 =========

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

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31,	December 31,
	2004	2003

Net Loss	$ (3,750)	$ (26,407)

Weighted-average common shares outstanding (Basic)	3,785,183	3,785,183

Weighted-average common stock equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (Diluted)	3,785,183 ===========	3,785,183 ===========

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


Item 2. Management's Discussion and Analysis or Plan of Operation

Management discussed that there were no sales, operations or income for the quarter ending December 31, 2004.  The Company is in the process of reorganizing at the present moment and there are no plans to operate until the reorganization is completed.  Management said it is expected that the reorganization will be completed this year.

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

FINANCIAL RESULTS FOR THE QUARTER ENDED DECEMBER 31, 2004

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

Item 3. Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and  operation of the Company's disclosure controls and procedures (as defined in  Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004.  This evaluation was carried out under the supervision and with the participation of  the Company's management, specifically Mr. Dan Lee, the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

 Item 3. Defaults Upon Senior Securities

None.

 Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

 Item 6. Exhibits and Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Environmental Monitoring & Testing Corporation (Registrant)
Date: February 28, 2004	By: /s/ Dan Lee Dan Lee, Chief Executive Officer and Chief Financial Officer