Form 10QSB
period 2005-03-31
ENVIRONMENTAL MONITORING & TESTING CORP
filed 2005-05-16
CIK 842919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT

For the transition period from ______________ to ______________

Commission file number: 0-18296

NETCHOICE, INC.
(name of small business issuer as specified in its charter)

              Delaware                                                                                                                                                                                                     62-1265486
(State or other jurisdiction                                                                                                                                                                (IRS Employee Identification No.)
of incorporation or organization)

1350 E. Flamingo Road, Suite 688
Las Vegas, NV 89119
(Address of principal executive offices)

Issuer's telephone number, including area code:   (702) 376-3373

Environmental Monitoring & Testing Corporation
______________________________________________________________
(Former name or former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court
Yes [ ]   No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,184,000 shares outstanding as of May 11, 2005

Transitional Small Business Disclosure Format.
(check one) Yes [ ] No [X]

NETCHOICE, INC.
FORM 10-QSB
TABLE OF CONTENTS

Page

Part I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Item 3. CONTROLS AND PROCEDURES

Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 3. DEFAULTS UPON SENIOR SECURITIES

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Item 5. OTHER INFORMATION

Item 6. EXHIBITS

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

F- 1      Condensed Balance Sheet as of March 31, 2005 (unaudited)

F-2      Condensed Statements of Operations for the Six and Three Months
            Ended March 31, 2005 and 2004 (unaudited)

F-3      Condensed Statements of Cash Flow for the Six Months Ended
             March 31, 2005 and 2004 (unaudited)

F-4      Notes to Condensed Financial Statements (unaudited)

NETCHOICE, INC.
(FORMERLY ENVIORNMENTAL MONITORING AND TESTING COPORPORATION)
CONDENSED BALANCE SHEET
MARCH 31, 2005
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accounts payable and accrued expenses	$252,500

Total Liabilities	252,500

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock Series A, $.001 Par Value; 990,000 shares
authorized and none issued and outstanding	-
Preferred Stock Series B, $.001 Par Value; 9,000,000 shares
authorized and none issued and outstanding	-
Preferred Stock Series C, $.001 Par Value; 10,000 shares
authorized and none issued and outstanding	-
Common Stock $.001 Par Value; 90,000,000 shares
authorized and 6,184,000 shares issued and
3,785,183 shares outstanding	6,184
Additional Paid-in Capital	2,034,139
Accumulated Deficit	(2,071,518)
(31,195)
Less: Treasury stock (2,398,817 shares at cost)	(221,305)

Total Stockholders' Equity (Deficit)	(252,500)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$-

The accompanying notes are an integral part of these condensed financial statements.

NETCHOICE, INC.
(FORMERLY ENVIRONMENTAL MONITORING AND TESTING CORPORATION)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

	For the Six Months Ended		For the Three Months Ended
	March 31,		March 31,
	2005	2004	2005	2004

OPERATING REVENUES
Revenue	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	7,500	26,407	3,750	0

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(7,500)	(26,407)	(3,750)	0
Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(7,500)	$(26,407)	$(3,750)	$0

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.01)	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	3,785,183	3,785,183	3,785,183	3,785,183
The accompanying notes are an integral part of these condensed financial statements.

NETCHOICE, INC.
(FORMERLY ENVIRONMENTAL MONITORING AND TESTING CORPORATION)
CONDENSED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004

	2005	2004

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(7,500)	$(26,407)
Adjustments to reconcile net loss to net cash
(used in) operating activities:

Changes in assets and liabilities
Decrease other current assets	-	918
Increase (decrease) in accounts payable and
accrued expenses	7,500	(5,600)
Total adjustments	7,500	(4,682)

Net cash (used in) operating activities	-	(31,089)

NET (DECREASE) IN
CASH AND CASH EQUIVALENTS	-	(31,089)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	31,089

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

NETCHOICE, INC.
(FORMERLY ENVIRONMENTAL MONITORING AND TESTING CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004
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

The Company filed a Form 8-K with the Securities and Exchange Commission requesting a name change for the Company. The Company has changed its name to Netchoice, Inc., effective February 3, 2005.

NETCHOICE, INC.
(FORMERLY ENVIRONMENTAL MONITORING AND TESTING CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004
(UNAUDITED)

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

NETCHOICE, INC.
(FORMERLY ENVIRONMENTAL MONITORING AND TESTING CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004
(UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following is a reconciliation of the computation for basic and diluted EPS:

	For the Six Months Ended		For the Three Months Ended
	March 31,		March 31,
	2005	2004	2005	2004

Net Loss	$(7,500)	$(26,407)	$(3,750)	$0

Weighted-average common
shares outstanding (Basic)	3,785,183	3,785,183	3,785,183	3,785,183

Weighted-average common stock
equivalents:
Stock options	-	-	-	-
Warrants	-	-	-	-

Weighted-average common shares
outstanding (Diluted)	3,785,183	3,785,183	3,785,183	3,785,183

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

There were no options and warrants outstanding to purchase stock at March 31, 2005 and 2004.

NETCHOICE, INC.
(FORMERLY ENVIRONMENTAL MONITORING AND TESTING CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004
(UNAUDITED)

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED

Reclassifications

Certain amounts for the six and three months ended March 31, 2005 and 2004, respectively have been reclassified to conform to the presentation of the six and three months ended March 31, 2005 and 2004 amounts. The reclassifications have no effect on net income for the six and three months ended March 31, 2005 and 2004, respectively.

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

NETCHOICE, INC.
(FORMERLY ENVIRONMENTAL MONITORING AND TESTING CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004
(UNAUDITED)

NOTE 3 - STOCKHOLDERS EQUITY (DEFICIT) (Continued)

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

NOTE 4 - INCOME TAXES

There was no income tax benefit recognized at March 31, 2005 and 2004.

The net deferred tax assets in the accompanying balance sheet include benefit of utilizing net operating losses of approximately $2,071,000 (at March 31, 2005), however due to the uncertainty of utilizing the net operating losses, an offsetting valuation allowance has been established.

NOTE 5 - COMMITMENT AND CONTINGENCY

Included in the accounts payable and accrued expenses is an accrual of $3,000 representing the fair market of value of stock to be issued to former directors of the Company.

NETCHOICE, INC.
(FORMERLY ENVIRONMENTAL MONITORING AND TESTING CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004
(UNAUDITED)

NOTE 6 - GOING CONCERN

As shown in the accompanying condensed financial statements, the Company incurred substantial net losses for the six and three months ended March 31, 2005 and 2004 and for the years ended September 30, 2004 and 2003, respectively. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management believes the Company’s capital requirement will depend on many factors, including the success of the Company to raise money. The Company continues to search for acquisition candidates to fund operations. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

The Company had no sales, operations or income for the quarter ending March 31, 2005. The Company is in the process of reorganizing at the present moment and there are no plans to operate until the reorganization is completed. Management said it is expected that the reorganization will be completed this year.

INCORPORATION

The Company was incorporated on May 10, 1998, under the laws of the State of Delaware under the original name Environmental Monitoring & Testing Corporation. The business purpose of the Company was originally to engage in environmental monitoring and testing. However, on December 31, 2001, the Company liquidated its operating assets and currently has no operations. The Company has adopted a fiscal year ending September 30. The Company has changed its corporate name to Netchoice, Inc. effective February 3, 2005

PLAN OF OPERATION

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED March 31, 2005 COMPARED TO THREE MONTHS ENDED March 31, 2004

REVENUES

Revenues were $0 for the three months ended March 31, 2005, as compared to $0 for the three months ended March 31, 2004.

COST OF REVENUES

Cost of revenues was $0 for the three months ended March 31, 2005, as compared to $0 for the three months ended March 31, 2004.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2005 were $3,750 compared to $0 for the three months ended March 31, 2004. This increase was due to the fact that the Company incurred some professional fees.

LOSS FROM OPERATIONS

Loss from operations for the three months ended March 31, 2005 was $3,750 compared to $0 for the three months ended March 31, 2004.

INTEREST EXPENSE

Interest expense was $0 and $0 for the three months ended March 31, 2005 and 2004, respectively.

NET LOSS APPLICABLE TO COMMON STOCK

Net loss applicable to Common Stock was $3,750 for the three months ended March 31, 2005, compared to $0 for the three months ended March 31, 2004. Net loss per common share was $0. for the three months ended March 31, 2005 and $0.00 for the three months ended March 31, 2004.

SIX MONTHS ENDED March 31, 2005 COMPARED TO SIX MONTHS ENDED March 31, 2004

REVENUES

Revenues were $0 for the six months ended March 31, 2005, as compared to $0 for the six months ended March 31, 2004.

COST OF REVENUES

Cost of revenues was $0 for the six months ended March 31, 2005, as compared to $0 for the six months ended March 31, 2004.

OPERATING EXPENSES

Operating expenses for the six months ended March 31, 2005 were $7,500 compared to $26,407 for the six months ended March 31, 2004. This decrease was due to the fact that the Company had no activity, whereas in 2004 the Company incurred some administrative expenses.

LOSS FROM OPERATIONS

Loss from operations for the six months ended March 31, 2005 was $7,500 compared to $26,407 for the six months ended March 31, 2004.

INTEREST EXPENSE

Interest expense was $0 and $0 for the six months ended March 31, 2005 and 2004, respectively.

NET LOSS APPLICABLE TO COMMON STOCK

Net loss applicable to Common Stock was $7,500 for the six months ended March 31, 2005, compared to $26,407 for the six months ended March 31, 2004. Net loss per common share was $0. for the six months ended March 31, 2005 and $0.01 for the six months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience losses from operations and is primarily dependent on outside sources of funding to continue its operations.

At March 31, 2005, the Company's cash and cash equivalents on hand were $0 compared to $0 at September 30, 2004. Management recognizes that the Company has a continuing need to raise capital to fund its daily operations and research and development activities.

Obligations are being met on a month-to-month basis as cash becomes available. There can be no assurances that the Company's present flow of cash will be sufficient to meet current and future obligations. The Company has incurred losses since its inception, and continues to require additional capital to fund operations and development. As such, the Company's ability to pay its already incurred obligations is mostly dependent on the Company achieving its sales goal or raising additional capital in the form of equity or debt.

The Company's short-term and long-term liquidity requirements are expected to result from working capital needs to retire existing trade liabilities and to pay other operating expenses. Although the Company cannot accurately predict the precise timing of its future capital expenditures, the Company estimates that it will need to expend over $25,000, primarily for general and administrative and operating expenses, within the next twelve months.

Fiscal 2005 PLAN OF OPERATION

The company’s strategy to satisfy its cash requirements currently include a plan to borrow funds from its director and officer. The Company believes that it can borrow sufficient funds to meet its current cash needs. The Company currently has no plans to conduct any research and development, to purchase or sell any significant equipment or to make any significant changes in its number of employees.

ITEM 3. CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files under the Exchange Act are recorded, processed and reported as required.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

Item 3. DEFAULTS UPON SENIOR SECURITIES

NONE

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

In February 2005 the Company changed its name to Netchoice, Inc. by a vote of security holders.

Item 5. OTHER INFORMATION

NONE

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
Number        Description of Document
-----------       ----------------------------------

3.1  Certificate of Incorporation of the Registrant

3.2  By-laws of the Registrant

3.3  Certificate of Amendment to Certificate of Incorporation

31.1            Certification of the Chief Executive Officer of Netchoice, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2            Certification of the Chief Financial Officer of Netchoice, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1             Certification of the Chief Executive Officer and Chief Financial Officer of Netchoice, Inc. pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(B)   REPORTS ON FORM 8-K.

The Company did not file any reports on Form 8-K during the three months ended March 31, 2005. However, on May 5, 2005 the Company filed a report on Form 8-K to reflect that it changed its corporate name to Netchoice, Inc. effective February 3, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETCHOICE, INC.

Date:  May 16, 2005

By:/s/ Dan Lee
        Dan Lee
Its;  Cheif Executive Officer and Cheif Financial Officer