Form 10QSB
period 2005-06-30
NETCHOICE INC
filed 2005-08-26
CIK 842919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period endedJune 30, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _______ to __________

Commission File Number: 000-18296

NETCHOICE, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	62-1265486
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1350 East Flamingo Road Suite 688 Las Vegas, Nevada 89119
(Address of principal executive offices)

(702) 376-3373
(Issuer’s telephone number)
ENVIRONMENTAL MONITORING & TESTING CORPORATION
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,785,183 common shares as of June 30, 2005

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

(a)	Condensed Balance Sheet as of June 30, 2005.
(b)	Condensed Statements of Operations for the nine and three months ended June 30, 2005 and 2004;
(c)	Condensed Statements of Cash Flow for the nine and three months ended June 30, 2005 and 2004;
(d)	Notes to Condensed Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2005 are not necessarily indicative of the results that can be expected for the full year.

NETCHOICE, INC.
(FORMERLY ENVIRONMENTAL MONITORING AND TESTING CORPORATION)
CONDENSED BALANCE SHEET
JUNE 30, 2005
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Accounts payable and accrued expenses	$256,250

Total Liabilities	256,250

STOCKHOLDERS' (DEFICIT)
Preferred Stock Series A, $.001 Par Value; 990,000 shares
authorized and none issued and outstanding	-
Preferred Stock Series B, $.001 Par Value; 9,000,000 shares
authorized and none issued and outstanding	-
Preferred Stock Series C, $.001 Par Value; 10,000 shares
authorized and none issued and outstanding	-
Common Stock $.001 Par Value; 90,000,000 shares
authorized and 6,184,000 shares issued and
3,785,183 shares outstanding	6,184
Additional Paid-in Capital	2,034,139
Accumulated Deficit	(2,075,268)
(34,945)
Less: Treasury stock (2,398,817 shares at cost)	(221,305)

Total Stockholders' (Deficit)	(256,250)

TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)	$-

The accompanying notes are an integral part of these condensed financial statements.

NETCHOICE, INC.
(FORMERLY ENVIRONMENTAL MONITORING AND TESTING CORPORATION)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

	For the Nine Months Ended		For the Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

OPERATING REVENUES
Revenue	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	11,250	26,407	3,750	-

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(11,250)	(26,407)	(3,750)	-
Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(11,250)	$(26,407)	$(3,750)	$-

NET LOSS PER BASIC AND DILUTED SHARES	$(0.003)	$(0.007)	$(0.001)	$-

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	3,785,183	3,785,183	3,785,183	3,785,183

The accompanying notes are an integral part of these condensed financial statements.

NETCHOICE, INC.
(FORMERLY ENVIRONMENTAL MONITORING AND TESTING CORPORATION)
CONDENSED STATEMENTS OF OF CASH FLOW
FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

	2005	2004

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(11,250)	$(26,407)
Adjustments to reconcile net loss to net cash
(used in) operating activities:

Changes in assets and liabilities
Decrease other current assets	-	918
Increase (decrease) in accounts payable and
accrued expenses	11,250	(5,600)
Total adjustments	11,250	(4,682)

Net cash (used in) operating activities	-	(31,089)

NET (DECREASE) IN
CASH AND CASH EQUIVALENTS	-	(31,089)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	31,089

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

NETCHOICE, INC.
(FORMERLY ENVIRONMENTAL MONITORING AND TESTING CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004
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
JUNE 30, 2005 AND 2004
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

NETCHOICE, INC.
(FORMERLY ENVIRONMENTAL MONITORING AND TESTING CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004
(UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following is a reconciliation of the computation for basic and diluted EPS:

	For the Nine Months Ended		For the Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net Loss	$(11,250)	$(26,407)	$(3,750)	$-

Weighted-average common
shares outstanding (Basic)	3,785,183	3,785,183	3,785,183	3,785,183

Weighted-average common stock
equivalents:
Stock options	-	-	-	-
Warrants	-	-	-	-

Weighted-average common shares
outstanding (Diluted)	3,785,183	3,785,183	3,785,183	3,785,183

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

There were no options and warrants outstanding to purchase stock at June 30, 2005 and 2004.

NETCHOICE, INC.
(FORMERLY ENVIRONMENTAL MONITORING AND TESTING CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004
(UNAUDITED)

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

Reclassifications

Certain amounts for the nine and three months ended June 30, 2005 and 2004, respectively have been reclassified to conform to the presentation of the nine and three months ended June 30, 2005 and 2004 amounts. The reclassifications have no effect on net income for the nine and three months ended June 30, 2005 and 2004, respectively.

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
JUNE 30, 2005 AND 2004
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

NOTE 4 -               INCOME TAXES

There was no income tax benefit recognized at June 30, 2005 and 2004.

The net deferred tax assets in the accompanying balance sheet include benefit of utilizing net operating losses of approximately $2,071,000 (at June 30, 2005), however due to the uncertainty of utilizing the net operating losses, an offsetting valuation allowance has been established.

NOTE 5 -               COMMITMENT AND CONTINGENCY

Included in the accounts payable and accrued expenses is an accrual of $3,000 representing the fair market of value of stock to be issued to former directors of the Company.

NETCHOICE, INC.
(FORMERLY ENVIRONMENTAL MONITORING AND TESTING CORPORATION)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004
(UNAUDITED)

NOTE 6 -               GOING CONCERN

As shown in the accompanying condensed financial statements, the Company incurred substantial net losses for the nine and three months ended June 30, 2005 and 2004 and for the years ended September 30, 2004 and 2003, respectively. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management believes the Company’s capital requirement will depend on many factors, including the success of the Company to raise money. The Company continues to search for acquisition candidates to fund operations. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertaintie

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,”“expect,”“intend,”“anticipate,”“estimate,”“project,”“prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Management’s Discussion and Analysis or Plan of Operation

Overview

The Company had no sales, operations or income for the quarter ending June 30, 2005. The Company is in the process of reorganizing at the present moment and there are no plans to operate until the reorganization is completed. Management said it is expected that the reorganization will be completed this year.

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

Results of Operations

Revenues were $0 for the nine months ended June 30, 2005, as compared to $0 for the nine months ended June 30, 2004.

Operating expenses for the nine months ended March 31, 2005 were $11,250 compared to $26,407 for the nine months ended June 30, 2004. This decrease was due to the fact that the Company reduced its professional fees.

Loss from operations for the nine months ended June 30, 2005 was $11,250 compared to $26,407 for the nine months ended June 30, 2004.

Interest expense was $0 and $0 for the nine months ended June 30, 2005 and 2004, respectively.

Net loss applicable to Common Stock was $11,250 for the nine months ended June 30, 2005, compared to $26,407 for the nine months ended June 30, 2004.

Liquidity And Capital Resources

The Company continues to experience losses from operations and is primarily dependent on outside sources of funding to continue its operations.

At June 30, 2005, the Company's cash and cash equivalents on hand were $0. Management recognizes that the Company has a continuing need to raise capital to fund its daily operations and research and development activities.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Ms. Patricia Wiate. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2005.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETCHOICE, INC.

Date:	August 22, 2005

By: /s/ Patricia Wiate Patricia Wiate Title: Chief Executive Officer, Chief Financial Officer, and Director