Form 10KSB
period 2005-09-30
Xstream Mobile Solutions Corp
filed 2006-01-18
CIK 842919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2005
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number: 000-18296

Xstream Mobile Solutions Corp.
(Name of small business issuer in its charter)
Delaware	62-1265486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
14422 Edison Drive, Unit D, New Lenox, Illinois	60451
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: 708-205-2222
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not Applicable
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer’s revenue for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. $742,080.00 as of September 30, 2005.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 6,184,000 Common Shares as of September 30, 2005.

Transitional Small Business Disclosure Format (Check One): Yes: __; No X

 PART I

Item 1: Description of Business

Business Development

We were incorporated as a Delaware corporation on May 10, 1998 under the name Environmental Monitoring and Testing Corporation. Since our incorporation, we provided electronic filing services to companies that are required to electronically file disclosure information with the Securities and Exchange Commission "SEC."

The Company filed a Form 8-K with the Securities and Exchange Commission and changed its name to Netchoice, Inc., effective February 3, 2005.

Subsequent to the reporting period, the Company filed a Form 8-K with the Securities and Exchange Commission and changed its name to Xstream Mobile, Inc., effective December 19, 2005.

Business of the Issuer

Description of Business

We are currently in the communications business specializing in entertainment, safety and security.

Patents, Licenses, Trademarks, Intellectual Property, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We do not own any interest in a patent, trademark, license, franchise, concession, or royalty agreement.

Employees

At the time of the annual report, we had no employees other than our sole officer, Ms. Patricia Waite. We do not anticipate hiring any employees until such time as we are able to acquire any additional businesses and/or technology.

Government Regulation

We are not aware of any existing or probable governmental regulation that will have a material impact on our company.

We are not subject to any compliance with environmental laws.

Research and Development

We did not incur any research or development expenditures during the fiscal years ended September 30, 2005 or 2004.

Item 2: Description of Property

Our principal office is leased at 14422 Edison Drive Unit D, New Lenox, IL 60451. We do not own any real estate property.

Item 3: Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Our agent for service of process in Delaware is, Corporation Trust Center, 1209 Orange Street, Wilmington, DE 19801.

Item 4: Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended September 30, 2005.

PART II

Item 5: Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently quoted on the OTC Bulletin Board, which is sponsored by the National Association of Securities Dealers (“NASD”). The OTC Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTC Bulletin Board under the symbol “NTCH.OB”

The following table sets forth the range of high and low bid quotations for our Common Stock for each of the periods indicated as reported by the NASD OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year Ending September 30, 2005
Quarter Ended	High $	Low $
December 31, 2004	0.12	0.12
March 31, 2005	0.19	0.10
June 30, 2005	0.12	0.12
September 30, 2005	0.12	0.12

Penny Stock

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer: (a) with bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, because our common stock is subject to the penny stock rules, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of September 30, 2005, there were 354 stockholders of record.

Dividends

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans in place.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Company has had no recent sales of unregistered securities or use of proceeds from registered securities as of September 30, 2005.

Item 6:  Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission.

Results of Operations

We currently have no business activities. Due to our inability to secure funding, we were unable to implement our previous business plan and ceased operations on December 31, 2001. Since this time, we have attempted to identify and evaluate other business and technology opportunities in order to proceed with an active business operation. At the present time, we have not identified any other business and/or technology opportunities that our management believes are consistent with the best interest of the company. Our plan of operations is to continue our attempts to identify and evaluate other business and technology opportunities in order to proceed with an active business operation.

We currently have forecasted the expenditure of approximately $20,000 during the next twelve months in order to remain in compliance with the Securities Exchange Act of 1934 and to identify additional business and/or technology for acquisition. We can provide no assurance that we will be successful in acquiring other businesses or technology due to our limited working capital. We anticipate that if we are successfully able to identify any technology or business for acquisition, we will require additional financing in order for us to complete the acquisition. We can provide no assurance that we will receive additional financing if sought.

We do not anticipate purchasing any real property or significant equipment in the next twelve months.

We have no employees other than our sole officer, Ms. Patricia Waite. We do not anticipate hiring any employees until such time as we are able to acquire any additional businesses and/or technology.

Assets

The Company had no assets as of September 30, 2005 or 2004.

Liabilities and Stockholders’ Deficit

Our total liabilities as of September 30, 2005 were $262,750, compared to $245,000 as of September 30, 2004. On September 30, 2005, we had current liabilities in the amount of $262,750. Our current liabilities consisted of accounts payable and accrued expenses in the amount of $262,750.

Results of Operations

We have had no material business operations since December 31, 2001. As a result, we did not earn any revenue during the fiscal year ended September 30, 2005.

We incurred operating expenses in the amount of $33,671 for the fiscal year ended September 30, 2005, compared to operating expenses of $4,484 for the fiscal year ended September 30, 2004. Our operating expenses for the fiscal year ended September 30, 2005 were entirely attributable to selling, general and administrative expenses. Our operating expenses increased significantly primarily because of accounting and legal expenditures we incurred in connection with bringing our disclosure current and complying with the reporting requirements of the Securities and Exchange Act of 1934, as amended.

We incurred a net loss of $17,750 in the fiscal year ended September 30, 2005, compared to $271,407 for the fiscal year end September 30, 2004. Our losses for the fiscal year ended September 30, 2005 and in the prior fiscal year are entirely attributable to operating expenses.

Liquidity and Capital Resources

As of September 30, 2005, we had cash in the amount of $0, compared to cash of $0 as of September 30, 2004. We had a working capital deficit of $262,750 of September 30, 2005, compared to $245,000 for the fiscal year end September 30, 2004. As a result, we have insufficient capital to complete an acquisition in the event that a suitable business or technology is identified.

We have not attained profitable operations and are dependent upon obtaining financing to complete an acquisition of another business or technology. For these reasons, our auditors have stated in their report that they have substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

As of September 30, 2005, there were no off balance sheet arrangements.

Going Concern

Our independent auditors have stated in their Auditor’s Report included in our annual report on Form 10-KSB that we have incurred operating losses, accumulated deficit, and negative cash flow from operations. From our inception to September 30, 2005, we incurred cumulative losses of approximately $2,081,768. Our ability to raise capital through future issuances of common stock is unknown. Our future is dependent on our ability to obtain financing and develop new business opportunities into profitable operations.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Item 7: Financial Statements

Index to Financial Statements:

Audited Financial Statements:

F-1  Independent Auditor’s Report

F-2  Balance Sheets - As of September 30, 2005 and 2004

F-3  Statements of Operations - Years Ended September 30, 2005, and 2004

F-4  Statement of Stockholders’ Equity (Deficit) - Years Ended September 30, 2005, and 2004

F-5  Statements of Cash Flows - Years Ended September 30, 2005, and 2004

F-6       Notes to Financial Statements

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
High Ridge Commons
Suites 400-403
200 Haddonfield Berlin Road
Gibbsboro, New Jersey 08026
(856) 346-2828 Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
NetChoice, Inc. (Formerly Environmental Monitoring and Testing Corporation)
Las Vegas, Nevada

We have audited the accompanying balance sheets of NetChoice, Inc. (Formerly Environmental Monitoring and Testing Corporation as of September 30, 2005 and 2004 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flow for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management’s operating and financing plans in regard to these matters are also discussed in Note 6. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NetChoice, Inc. as of September 30, 2005 and 2004 and the results of its operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey
January 11, 2006

MEMBER OF:       AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

NETCHOICE, INC.
(FORMERERLY ENVIRONMENTAL MONITORING AND TESTING CORPORATION
BALANCE SHEETS
SEPTEMBER 30, 2005 AND 2004

ASSETS
	2005	2004

CURRENT ASSETS

Cash and cash equivalents	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accounts payable and accrued expenses	$262,750	$245,000

Total Liabilities	262,750	245,000

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock Series A, $.001 Par Value; 990,000 shares
authorized and none issued and outstanding	-	-
Preferred stock Series B, $.001 Par Value; 9,000,000 shares
authorized and none issued and outstanding	-	-
Preferred stock Series C, $.001 Par Value; 10,000 shares
authorized and none issued and outstanding	-	-
Common stock $.001 Par Value; 90,000,000 shares
authorized and 6,184,000 issued and
3,785,183 shares outstanding	6,184	6,184
Additional Paid-in Capital	2,034,139	2,034,139
Accumulated Deficit	(2,081,768)	(2,064,018)
	(41,445)	(23,695)
Less: Treasury stock (2,398,817 shares at cost)	(221,305)	(221,305)

Total Stockholders' Equity (Deficit)	(262,750)	(245,000)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

The accompanying notes are an intregral part of these financial statements.

NETCHOICE, INC.
(FORMERERLY ENVIRONMENTAL MONITORING AND TESTING CORPORATION
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

	2005	2004

OPERATING REVENUES
Revenue	$-	$-

OPERATING EXPENSES
General and administrative expenses	17,750	271,407

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(17,750)	(271,407)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(17,750)	$(271,407)

NET LOSS PER BASIC AND DILUTED SHARES	(0.00)	(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	3,785,183	3,785,183

The accompanying notes are an intregral part of these financial statements.

NETCHOICE, INC.
(FORMERERLY ENVIRONMENTAL MONITORING AND TESTING CORPORATION
STATEMENT OF CHANGES IN STOCXKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004
	Common Stock		Additional	Accumulated	Treasury Stock
	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	Total

Balance, September 30, 2003	6,184,000	$61,840	$1,978,483	$(1,792,611)	2,398,817	$(221,305)	$26,407

Retroactive restatement of change in
par value from $.01 to $.001 per
share, December 3, 2004		(55,656)	55,656

Net loss for the year				(271,407)			(271,407)

Balance, September 30, 2004	6,184,000	6,184	2,034,139	(2,064,018)	2,398,817	(221,305)	(245,000)

Net loss for the year				(17,750)			(17,750)

Balance, September 30, 2005	6,184,000	$6,184	$2,034,139	$(2,081,768)	2,398,817	$(221,305)	$(262,750)

The accompanying notes are an intregral part of these financial statements.

NETCHOICE, INC.
(FORMERERLY ENVIRONMENTAL MONITORING AND TESTING CORPORATION
STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004
	2005	2004

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$(17,750)	$(271,407)
Adjustments to reconcile net loss to net cash
(used in) operating activities:

Changes in assets and liabilities
(Increase) decrease in other current assets	-	918
Increase (decrease) in accounts payable and
accrued expenses	17,750	239,400

Total adjustments	17,750	240,318

Net cash (used in) operating activities	-	(31,089)

NET (DECREASE) IN CASH
AND CASH EQUIVALENTS	-	(31,089)

CASH AND CASH EQUIVALENTS-
BEGINNING OF YEAR	-	31,089

CASH AND CASH EQUIVALENTS-
END OF YEAR	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITIES:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an intregral part of these financial statements.

NETCHOICE, INC.
(FORMERLY ENVIRONMENTAL MONITORING AND TESTING CORPORATION)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

NOTE 1-                ORGANIZATION AND BASIS OF PRESENTATION
The Company was incorporated on May 10, 1998, under the laws of the State of Delaware. The business purpose of the Company was originally to engage in environmental monitoring and testing. However, on December 31, 2001, the Company liquidated its operating assets and currently has no operations. The Company has adopted a fiscal year ending September 30.

The Company filed a Form 8-K with the Securities and Exchange Commission requesting a name change. The Company changed its name to Netchoice, Inc., effective February 3, 2005.

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Common Stock Issued For Other Than Cash

Services purchased and other transactions settled in the Company's common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

NETCHOICE, INC.
(FORMERLY ENVIRONMENTAL MONITORING AND TESTING CORPORATION)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

Net (Loss) Per Share of Common Stock

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

The following table sets forth the computation of basic and diluted earnings per share:

	YEARS ENDED
	SEPTEMBER 30,
	2005	2004

Net loss	$(17,750)	$(271,407)

Weighted average common shares
outstanding (Basic)	3,785,183	3,785,183

Options	-	-
Warrants	-	-

Weighted average common shares
outstanding (Diluted)	3,785,183	3,785,183

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

There are no options and warrants outstanding to purchase stock at September 30, 2005 and 2004.

NETCHOICE, INC.
(FORMERLY ENVIRONMENTAL MONITORING AND TESTING CORPORATION)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Stock-Based Compensation

Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations. The Company provides the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and the Company adopted the enhanced disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure,” an amendment of SFAS No. 123.

The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period.

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Recent Accounting Pronouncements

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment, “ FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the “modified prospective” transition method as defined in FAS 123R. Under the modified prospective method,

 NETCHOICE, INC.
(FORMERLY ENVIRONMENTAL MONITORING AND TESTING CORPORATION)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

NOTE 2-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Recent Accounting Pronouncements (Continued)

companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company is evaluating the impact of FAS 123R on its’ results and financial position.

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("FAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

NOTE 3-               PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method.

At September 30, 2005 the deferred tax asset consists of the following:

	2005	2004

Deferred tax asset	$624,530	$619,200

Less: valuation allowance	(624,530)	(619,200)

Net deferred tax assets	$-	$-

Net operating losses totaling approximately $2,081,768 are currently available and begin to expire in 2021.

A valuation allowance has been provided for the entire deferred tax asset amount until such time that the Company demonstrates the ability to produce taxable income.

NETCHOICE, INC.
(FORMERLY ENVIRONMENTAL MONITORING AND TESTING CORPORATION)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

NOTE 4 -               STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

On December 3, 2004, the Company increased the authorized number of shares of common stock from 30,000,000 shares to 90,000,000 shares and also changed the par value from $.01 to $.001 per share. The par value of the common stock has been retroactively restated for the year ended September 30, 2004 to reflect this change.

As of September 30, 2005 and 2004, the Company has 90,000,000 shares of common stock authorized, with 6,184,000 issued and 3,785,183 outstanding.

Preferred Stock

On December 3, 2004 the Company changed the authorized number of Preferred Stock shares from one class of stock consisting of 10,000,000 shares with a par value of $.01 to three separate series of preferred stock with a par value of $.001.

Preferred Stock Series A

As of September 30, 2005, the Company has authorized 990,000 shares with a par value of $.001 per share, participating, voting, and convertible with a liquidation value of $1,000 each. None are issued and outstanding.

Preferred Stock Series B

As of September 30, 2005, the Company has authorized 9,000,000 shares with a par value of $.001 per share, participating, voting, and convertible with a liquidation value of $3 each. None are issued and outstanding.

Preferred Stock Series C

As of September 30, 2005, the Company has authorized 10,000 shares with a par value of $.001 per share with a liquidation value of $10 each. None are issued and outstanding.

All preferred stock series A, B, and C are convertible to 4,000 common shares and entitle the holder to 4,000 votes for each share held.. In addition, in all cases, the holders of Preferred Stock C will vote cumulatively at least fifty-one percent (51%) of all votes cast regardless of the number of Series C shares issued, at any meeting of shareholders or on any major issue put before the shareholders for vote.

NETCHOICE, INC.
(FORMERLY ENVIRONMENTAL MONITORING AND TESTING CORPORATION)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

NOTE 5-               COMMITMENT AND CONTINGENCY

Included in accounts payable and accrued expenses is an accrual of $3,000 representing the fair market value of stock to be issued to former directors.

NOTE 6-               GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has had recurring operating deficits in the past few years and has large accumulated deficits and has no recurring revenues. These items raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements and the success of future operations. These financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company’s continued existence is dependent upon its ability to generate sufficient cash flows from equity financing.

NOTE 7-                SUBSEQUENT EVENT

On December 20, 2005, the Company filed and received approval from the State of Delaware to change its name from NetChoice Inc. to Xstream.Mobile Solutions Corp.

Item 8: Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

Item 8A: Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005. This evaluation was carried out under the supervision and with the participation of our former Chief Executive Officer and Chief Financial Officer, Patricia Wiate. Based upon that evaluation, our Director, Chief Executive and Chief Financial Officer, concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act are accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B: Other information

None.

PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our directors and executive officers, their ages and their present positions with the Company as of September 30, 2005. The directors serve for a term of one year or until the next annual meeting of the shareholders. Each officer serves at the discretion of the Board of Directors.

Name	Age	Office(s) Held
Patricia Waite	46	Chief Executive Officer, Chief Financial Officer, and Director

Set forth below is a brief description of the background and business experience of our current executive officer and director.

Patricia Waite

Mr. Waite was appointed as our Chief Executive Officer, Chief Financial Officer, and a member of our board of directors in February 2005 Ms. Waite has an extensive background in sales and marketing. From 1986 to the present, Ms. Waite has been in retail sales in the pottery industry, wine industry and home remedies.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders, until they resign or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We do not have any significant employees other than our sole officer.

Audit Committee

The entire board of directors is acting as our audit committee. We do not have a separately-designated standing audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially owns more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended September 30, 2005:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Patricia Waite CEO, CFO, and Director	0	0	0

Code of Ethics

We have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

Item 10: Executive Compensation

The following table sets forth the compensation paid to the Chief Executive Officer and other Executive Officers and key persons in total annual salary and bonus, for all services rendered in all capacities to the company, for the fiscal years ended September 30 2005 and 2004:

Summary Compensation Table

Long Term Compensation
Annual Compensation			Awards		Payout
Name & Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award ($)	Securities Underlying Options/SAR (#)	LTIP Payouts ($)	All Other Compensation ($)
Patricia Waite, Former Director	2004 2005	Nil Nil	- -	- -	- -	- -	- -	- -

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights made during the fiscal year ended September 30, 2005 to our executive officers and directors. There were a total of 0 stock options outstanding as at September 30, 2005.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Item 11: Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our shares of common stock at March 15, 2005 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Patricia Waite 1350 East Flamingo Road, Suite 688 Las Vegas, Nevada 89119V6B 5C6	0	0%
Total of all directors and executive officers		0	0%

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

Item 12: Certain Relationships and Related Transactions

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction during the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

Item 13: Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14: Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-qand the audit of our annual consolidated financial statements for the fiscal years ended September 30, 2005 and 2004 were $13,000.00 and approximately $9,500.00 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended September 30, 2005 and 2004.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal year ended September 30, 2005 was $0.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xstream Mobile Solutions Corp.

By:/s/   Mike See
              Mike See
              Chief Executive Officer & Director

Date:     January 16, 2006