Form 10QSB
period 2005-12-31
Xstream Mobile Solutions Corp
filed 2006-02-22
CIK 842919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _________ to __________

Commission File Number: 000-18296

Xstream Mobile Solutions Corp.
(Exact name of small Business Issuer as specified in its charter)

Delaware	62-1265486
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14422 Edison Drive Unit D New Lenox, Illinois 60451
(Address of principal executive offices)

(708) 205-2222
(Issuer’s telephone number)
Netchoice, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [   ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,184,000 common shares as of December 31, 2005

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited condensed financial statements included in this Form 10-QSB are as follows:

(a)	Condensed Balance Sheet as of December 31, 2005 (unaudited);

(b)	Condensed Statements of Operations for the three months ended December 31, 2005 and 2004 (unaudited);

(c)	Condensed Statements of Cash Flow for the three months ended December 31, 2005 and 2004 (unaudited); and

(d)	Notes to Condensed Financial Statements.

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended December 31, 2005 are not necessarily indicative of the results that can be expected for the full year.

XSTREAM MOBILE SOLUTIONS CORP.
CONDENSED BALANCE SHEET
DECEMBER 31, 2005
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Accounts payable and accrued expenses	$267,850

Total Liabilities	267,850

STOCKHOLDERS' (DEFICIT)
Preferred Stock Series A, $.001 Par Value; 990,000 shares
authorized and none issued and outstanding	-
Preferred Stock Series B, $.001 Par Value; 9,000,000 shares
authorized and none issued and outstanding	-
Preferred Stock Series C, $.001 Par Value; 10,000 shares
authorized and none issued and outstanding	-
Common Stock $.001 Par Value; 90,000,000 shares
authorized and 6,184,000 shares issued and
3,785,183 shares outstanding	6,184
Additional Paid-in Capital	2,034,139
Accumulated Deficit	(2,086,868)
(46,545)
Less: Cost of treasury stock, 2,398,817	(221,305)

Total Stockholders' (Deficit)	(267,850)

TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)	$-

The accompanying notes are an integral part of these condensed financial statements.

XSTREAM MOBILE SOLUTIONS CORP.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH ENDED DECEMBER 31, 2005 AND 2004
(UNAUDITED)

	2005	2004

OPERATING REVENUES
Revenue	$-	$-

OPERATING EXPENSES
General and Administrative expenses	5,100	3,750

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(5,100)	(3,750)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(5,100)	$(3,750)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	3,785,183	3,785,183

The accompanying notes are an integral part of these condensed financial statements.

XSTREAM MOBILE SOLUTIONS CORP.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH ENDED DECEMBER 31, 2005 AND 2004
(UNAUDITED)

	2005	2004

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(5,100)	$(3,750)
Adjustments to reconcile net loss to net cash
(used in) operating activities:

Changes in assets and liabilities
Increase (decrease) in accounts payable and
accrued expenses	5,100	3,750
Total adjustments	5,100	3,750

Net cash (used in) operating activities	-	-

NET (DECREASE) IN
CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

XSTREAM MOBILE SOLUTIONS CORP.
(FORMERLY NETCHOICE, INC.)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004
(UNAUDITED)

NOTE 1 -               ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the September 30, 2005 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

On February 3, 2005 the Company changed its name to Netchoice, Inc. On December 19, 2005 the Company changed its name to Xstream Mobile Solutions Corp.

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

XSTREAM MOBILE SOLUTIONS CORP.
(FORMERLY NETCHOICE, INC.)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004
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

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31,	December 31,
	2005	2004

Net Loss	$(5,100)	$(3,750)

Weighted-average common shares outstanding (Basic)	3,785,183	3,785,183

Weighted-average common stock equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (Diluted)	3,785,183	3,785,183

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

There are no options and warrants outstanding to purchase stock at December 31, 2005 and 2004.

XSTREAM MOBILE SOLUTIONS CORP.
(FORMERLY NETCHOICE, INC.)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004
(UNAUDITED)

NOTE 3 -               STOCKHOLDERS’ EQUITY (DEFICIT)

On December 3, 2004, the Company increased the authorized number of shares of common stock from 30,000,000 shares to 90,000,000 shares and also changed the par value from $0.01 to $0.001.

As of December 31, 2005, there were 90,000,000 shares authorized and 6,184,000 shares issued and 3,785,183 shares outstanding of the Company’s common stock with a par value of $0.001.

Preferred Stock

On December 3, 2004 the Company changed the number of Preferred Stock from one class of stock consisting of 10,000,000 shares with a par value of $0.01 to three separate series of preferred stock and changed the par value to $0.001. They are as follows:

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

XSTREAM MOBILE SOLUTIONS CORP.
(FORMERLY NETCHOICE, INC.)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2005 AND 2004
(UNAUDITED)

NOTE 4 -               INCOME TAXES

There was no income tax benefit recognized at December 31, 2005 and 2004.

The net deferred tax assets in the accompanying balance sheet include benefit of utilizing net operating losses of approximately $2,086,268 (at December 31, 2005). However due to the uncertainty of utilizing the net operating losses, an offsetting valuation allowance has been established.

NOTE 5 -               COMMITMENT AND CONTINGENCY

Included in the accounts payable and accrued expenses is an accrual of $3,000 representing the fair market of value of stock to be issued to former directors of the Company.

NOTE 6 -              SUBSEQUENT EVENTS

On January 6, 2006 the Board of Directors authorized the issuance of 3,525,000 common shares to pay off liabilities previously recognized in the financial statements and 80,000,000 shares for a business acquisition. These shares would bring the common shares issued to 89,709,000 with 87,310,183 shares outstanding.

Also on January 6, 2006 the Stockholders approved a 1 for 8 reverse split effective January 31, 2006. The 89,709,000 pre-split common shares issued would become 11,213,625 common shares issued.

On January 9, 2006 the Company announced an offering of 6, 250,000 units at an offering price of $.80 per unit. A unit consists of one share of common stock and one warrant to purchase one share of common stock, exercisable for 12 months.

NOTE 7 -              GOING CONCERN

As shown in the accompanying condensed financial statements, the Company incurred substantial net losses for the three months ended December 31, 2005 and 2004 and for the years ended September 30, 2005 and 2004, respectively. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management believes the Company’s capital requirement will depend on many factors, including the success of the Company to raise money. The Company continues to search for acquisition candidates to fund operations. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 2.     Management’s Discussion and Analysis

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

The Company filed a Form 8-K with the Securities and Exchange Commission and changed its name to Netchoice, Inc., effective February 3, 2005.

Subsequent to the reporting period, the Company filed a Form 8-K with the Securities and Exchange Commission and changed its name to Xstream Mobile Solutions Corp., effective December 19, 2005.

We are currently in the communications business specializing in entertainment, safety and security.

We currently have forecasted the expenditure of approximately $20,000 during the next twelve months in order to remain in compliance with the Securities Exchange Act of 1934, retain a consultant, and to develop our communications business and/or technology. We can provide no assurance that we will be successful in developing our technology due to our limited working capital. We anticipate that if we are successfully able to develop our technology, we will require additional financing in order for us to complete. We can provide no assurance that we will receive additional financing if sought.

We do not anticipate purchasing any real property or significant equipment in the next twelve months.

At the present time, we have no employees other than our officers and directors, Mr. Mike See, Joe Johns and Cynthia See. We do not anticipate hiring any employees until such time as we are able to develop our business and/or technology.

Assets

As of December 31, 2005, we have no assets and cash at hand.

Liabilities and Stockholders’ Deficit

Our total liabilities as of December 31, 2005 were $267,850 in December 31, 2005 our liabilities consisted of accounts payable and accrued expenses in the amount of $267,850.

As of December 31, 2005, there was a Stockholders’ deficit of $267,850.

Results of Operations

We have not earned any revenues from inception through the period ending December 31, 2005. As a result, we did not earn any revenue during the three months ended December 31, 2005 or 2004.

We incurred operating expenses in the amount of $5,100 for the three months ended December 31, 2005, compared to operating expenses of $3,750 for the three months ended December 31, 2004. Our operating expenses for the three months ended December 31, 2005 were entirely attributable to general and administrative fees.

We have incurred a net loss of $5,100 for the three month period ended December 31, 2005, compared to $3,750 for the three month period ended December 31, 2004. Our losses for the three months ended December 31, 2005 and 2004 are entirely attributable to general and administrative fees.

Liquidity and Capital Resources

As of December 31, 2005, we had cash in the amount of $0. We had a working capital deficit of $267,850 on December 31, 2005. As a result, we had insufficient capital to complete our business plan.

We anticipate that we will require additional financing to enable us to complete our business plan. However, we can provide no assurance that if we pursue additional financing we will receive any financing.

We can provide no assurance that we will receive any additional financing. For these reasons, our auditors have stated in their report that they have substantial doubt about our ability to continue as a going concern.

Going Concern

Our independent auditors have stated in their Auditor’s Report included in our annual report on Form 10-KSB that we have incurred operating losses, accumulated deficit, and negative cash flow from operations. From our inception May 10, 1998 through December 31, 2005, we incurred cumulative losses of approximately $2,086,868. Our ability to raise capital through future issuances of common stock is unknown. Our future is dependent on our ability to obtain financing and develop our new business opportunities into profitable operations.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off Balance Sheet Arrangements

As of December 31, 2005, there were no off balance sheet arrangements.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Mike See. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect such controls.

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

None.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

Subsequent Events

On January 6, 2006 the Board of Directors authorized the issuance of 3,525,000 common shares to pay off liabilities previously recognized in the financial statements and 80,000,000 shares for a business acquisition. These shares would bring the common shares issued to 89,709,000 with 87,310,183 shares outstanding.

Also on January 6, 2006 the Stockholders approved a 1 for 8 reverse split effective January 31, 2006. The 89,709,000 pre-split common shares issued would become 11,213,625 common shares issued.

On January 9, 2006 the Company announced an offering of 6, 250,000 units at an offering price of $.80 per unit. A unit consists of one share of common stock and one warrant to purchase one share of common stock, exercisable for 12 months.

Item 5.     Other Information

None.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xstream Mobile Solutions Corp.

Date:	February 21, 2006

By:/s/ Mike See Mike See Title: Chief Executive Officer, Chief Financial Officer, and Director