Form 10QSB
period 2006-03-31
Xstream Mobile Solutions Corp
filed 2006-06-06
CIK 842919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [  ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,913,772 common shares as of March 31, 2006.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Condensed Balance Sheet as of March 31, 2006 (Unaudited);
F-2	Condensed Statements of Operations for the Six and Three months ended March 31, 2006 and 2005 (Unaudited);
F-3	Condensed Statements of Cash Flows for the Six months ended March 31, 2006 and 2005 (Unaudited); and
F-4	Notes to Condensed Financial Statements (Unaudited)

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2006 are not necessarily indicative of the results that can be expected for the full year.

XSTREAM MOBILE SOLUTIONS CORP.
CONDENSED BALANCE SHEET
MARCH 31, 2006
(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-

OTHER ASSETS
Investment in subsidiary	$-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses	$8,850

Total Liabilities	8,850

STOCKHOLDERS' EQUITY
Preferred Stock Series A, $.001 Par Value; 990,000 shares
authorized and none issued and outstanding	-
Preferred Stock Series B, $.001 Par Value; 9,000,000 shares
authorized and none issued and outstanding	-
Preferred Stock Series C, $.001 Par Value; 10,000 shares
authorized and none issued and outstanding	-
Common Stock $.001 Par Value; 90,000,000 shares
authorized and 11,213,625 shares issued and
10,913,772 shares outstanding	11,214
Additional paid-in capital	22,910,359
Deposit on software rights	(20,000,000)
Accumulated deficit	(2,709,118)
212,455
Less: Cost of treasury stock, 299,852 shares	(221,305)

Total Stockholders' Equity	(8,850)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$-

The accompanying notes are an integral part of these condensed financial statements.

XSTREAM MOBILE SOLUTIONS CORP.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)
	FOR THE SIX MONTHS		FOR THE THREE MONTHS
	ENDED MARCH 31,		ENDED MARCH 31,
	2006	2005	2006	2005

OPERATING REVENUES
Revenue	$-	$-	$-	$-

OPERATING EXPENSES
General and Administrative expenses	8,850	7,500	3,750	3,750

Total operating expenses	8,850	7,500	3,750	3,750

NET (LOSS) BEFORE OTHER INCOME (EXPENSE)	(8,850)	(7,500)	(3,750)	(3,750)

OTHER INCOME (EXPENSES)
Interest expenses	(618,500)	-	(618,500)	-

Total other income (expense)	(618,500)	-	(618,500)	-

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(627,350)	(7,500)	(622,250)	(3,750)
Provision for Income Taxes	-	-	-	-

NET (LOSS) APPLICABLE TO COMMON SHARES	$(627,350)	$(7,500)	$(622,250)	$(3,750)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.12)	$(0.02)	$(0.06)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	5,291,898	473,147	10,913,772	473,147

The accompanying notes are an integral part of these condensed financial statements.

XSTREAM MOBILE SOLUTIONS CORP.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	2006	2005

CASH FLOW FROM OPERATING ACTIVITIES
Net (loss)	$(627,350)	$(7,500)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Beneficial interest	618,500	-

Changes in assets and liabilities
Increase in accounts payable and
accrued expenses	8,850	7,500
Total adjustments	627,350	7,500

Net cash (used in) operating activities	-	-

CASH FLOW FROM INVESTMENT ACTIVITIES
Investment in subsidiary	-	-

Net cash (used in) investment activities	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Stock issued to pay current debt	-	-

Net cash from financing activities	-	-

NET (DECREASE) IN
CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE NON CASH FLOW INFORMATION:

Issuance of common stock for software rights	$20,000,000	$-

The accompanying notes are an integral part of these condensed financial statements.

XSTREAM MOBILE SOLUTIONS CORP.
(FORMERLY NETCHOICE, INC.)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005
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

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

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
MARCH 31, 2006 AND 2005
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

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31,	March 31,
	2006	2005

Net (Loss)	$(627,350)	$(7,500)

Weighted-average common shares outstanding (Basic)	5,291,898	473,147

Weighted-average common stock equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (Diluted)	5,291,898	473,147

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

There are no options and warrants outstanding to purchase stock at March 31, 2006 and 2005.

XSTREAM MOBILE SOLUTIONS CORP.
(FORMERLY NETCHOICE, INC.)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2006 AND 2005
(UNAUDITED)

NOTE 3 -              STOCKHOLDERS’ EQUITY (DEFICIT)

On December 3, 2004, the Company increased the authorized number of shares of common stock from 30,000,000 shares to 90,000,000 shares and also changed the par value from $0.01 to $0.001.

On January 6, 2006, the Company approved the issuance of 75,000 shares to fulfill a commitment to former directors, the issuance of 3,450,000 shares in exchange for $259,750 of current debt, and 80,000,000 shares as a deposit to acquire the rights to telecomm software, which is currently in the due diligence phase. The Company has until June 30, 2006 to decide whether to keep the rights to the software or to cancel the issuance of the shares and relinquish the rights of the software back to the former vendor.

On January 31, 2006, the Company effectuated a reverse split of 1 for 8 shares of its common stock. The 89,709,000 shares issued became 11,213,625 issued with 10,913,772 shares outstanding as of March 31, 2006.

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

XSTREAM MOBILE SOLUTIONS CORP.
(FORMERLY NETCHOICE, INC.)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2006 AND 2005
(UNAUDITED)

NOTE 4 -               INCOME TAXES

There was no income tax benefit recognized at March 31, 2006 and 2005.

The net deferred tax assets in the accompanying balance sheet include benefit of utilizing net operating losses of approximately $2,709,118 (at March 31, 2006). However due to the uncertainty of utilizing the net operating losses, an offsetting valuation allowance has been established.

NOTE 5-                GOING CONCERN

As shown in the accompanying condensed financial statements, the Company incurred substantial net losses for the six months ended March 31, 2006 and 2005 and for the years ended September 30, 2005 and 2004, respectively. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management believes the Company’s capital requirement will depend on many factors, including the success of the Company to raise money. The Company continues to search for acquisition candidates to fund operations. The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 2.     Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a condensed basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Overview

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

Assets

As of March 31, 2006, we have no assets and cash at hand.

Liabilities and Stockholders’ Deficit

Our total liabilities as of March 31 2006 were $8,850. On March 31, 2005 our liabilities consisted of accounts payable and accrued expenses in the amount of $8,850.

As of March 31, 2006, there was a Stockholders’ deficit of $8,850.

Results of Operations for the six months ended March 31, 2006 and 2005

We have not earned any revenues through the period ending March 31, 2006. As a result, we did not earn any revenue during the six months ended March 31, 2006 or 2005.

We incurred operating expenses in the amount of $8,850 for the six months ended March 31, 2006, compared to operating expenses of $7,500 for the six months ended March 31, 2005. Our operating expenses for the six months ended March 31, 2006 were entirely attributable to general and administrative fees.

We have incurred a net loss of $8,850 for the six month period ended March 31, 2006, compared to $7,500 for the six month period ended March 31, 2005. Our losses for the six months ended March 31, 2006 and 2005 are entirely attributable to general and administrative fees.

Liquidity and Capital Resources

As of March 31, 2006, we had no cash or assets. We had a working capital deficit of $627,350 on March 31, 2006. As a result, we had insufficient capital to complete our business plan.

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

Going Concern

Our independent auditors have stated in their Auditor’s Report included in our annual report on Form 10-KSB that we have incurred operating losses, accumulated deficit, and negative cash flow from operations. From our inception to May 10, 1998, we incurred cumulative losses of approximately $2,709,118. Our ability to raise capital through future issuances of common stock is unknown. Our future is dependent on our ability to obtain financing and develop our new business opportunities into profitable operations.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our condensed financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off Balance Sheet Arrangements

As of March 31, 2006, there were no off balance sheet arrangements.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company's financial condition and results, and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

Impairment of Long−Lived Assets.

In the event facts and circumstances indicate the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required. Based upon management's evaluation, impairment write-downs of some of our assets was deemed necessary for the years ended September 30, 2005 and 2004. We account for impairment in accordance with FASB 142, “Goodwill and Other Intangible Assets.” We test for impairment on an annual basis, unless the situation dictates otherwise.

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 155, Accounting for Certain Hybrid Financial Instruments. FAS No. 155 replaces FAS No. 133 Accounting for Derivative Instruments and Hedging Activities, and FAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This statement will be effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. We are currently analyzing whether this new standard will have impact on our financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. We are currently evaluating the effect the adoption of SFAS No. 156 will have on our financial position or results of operations.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Mike See. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect such controls.

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

Xstream Mobile Solutions Corp.

Date:	June 5, 2006

By:/s/ Mike See Mike See Title: Chief Executive Officer, Chief Financial Officer, and Director