Form 10QSB
period 2006-06-30
Xstream Mobile Solutions Corp
filed 2006-10-03
CIK 842919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2006

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

(708) 205-2222
(Issuer’s telephone number)
_________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,057,713 common shares as of June 30, 2006

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Condensed Balance Sheet as of June 30, 2006 (Unaudited);
F-2	Condensed Statements of Operations for the Nine and Three months ended June 30, 2006 and 2005 (Unaudited);
F-3	Condensed Statements of Cash Flows for the Nine months ended June 30, 2006 and 2005 (Unaudited); and
F-4	Notes to Condensed Financial Statements (Unaudited)

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2006 are not necessarily indicative of the results that can be expected for the full year.

XSTREAM MOBILE SOLUTIONS CORP.
(FORMERLY NETCHOICE, INC.)
CONDENSED BALANCE SHEETS
JUNE 30, 2006
(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$255,911
Total Current Assets	255,911

FIXED ASSETS
Equipment, net	2,245

TOTAL ASSETS	$258,156

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities:
Accounts payable and accrued expenses	$19,460
Due to stockholders	10,580
Total Current Liabilities	30,040

Total Liabilities	30,040

STOCKHOLDERS' EQUITY
Preferred Stock Series A, $.001 Par Value; 990,000 shares
authorized, -0- issued and outstanding	-
Preferred Stock Series B, $.001 Par Value; 9,000,000 shares
authorized, -0- issued and outstanding	-
Preferred Stock Series C, $.001 Par Value; 10,000 shares
authorized, -0- issued and outstanding	-
Common Stock $.001 Par Value; 90,000,000 shares
authorized, 12,057,713 shares issued and
11,757,860 shares outstanding	12,058
Additional Paid-in Capital	23,584,785
Deposit on software rights	(20,000,000)
Accumulated (Deficit)	(3,147,422)
449,421
Less: Cost of treasury stock, 299,852 shares	(221,305)

Total Stockholders' Equity	228,116

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$258,156

The accompanying notes are an intregal part of these condensed financial statements.

XSTREAM MOBILE SOLUTIONS CORP.
(FORMERLY NETCHOICE, INC.)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005
OPERATING REVENUES
Software sales	$5,850	$-	$5,850	$-

OPERATING EXPENSES
Depreciation	92	-	92	-
Selling, general and administrative expenses	455,276	11,250	446,426	3,750

Total operating expenses	455,368	11,250	446,518	3,750

NET (LOSS) BEFORE OTHER INCOME (EXPENSE)	(449,518)	(11,250)	(440,668)	(3,750)

OTHER INCOME (EXPENSES)
Interest income	2,364		2,364
Interest (expense)	(618,500)	-	-	-
Total Other Income (Expense)	(616,136)	-	2,364	-

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,065,654)	(11,250)	(438,304)	(3,750)
Provision for income taxes	-	-	-	-

NET (LOSS) APPLICABLE TO COMMON SHARES	$(1,065,654)	$(11,250)	$(438,304)	$(3,750)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.15)	$(0.02)	$(0.04)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	7,346,328	473,147	11,340,455	473,147

The accompanying notes are an intregal part of these condensed financial statements.

XSTREAM MOBILE SOLUTIONS CORP.
(FORMERLY NETCHOICE, INC.)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,065,654)	$(11,250)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation and amortization	92	-
Beneficial interest	618,500	-
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	19,460	11,250
Total adjustments	638,052	11,250

Net cash (used in) operating activities	(427,602)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	2,337	-

Net cash (used in) investing activities	(2,337)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	675,270
Advances from stockholders	10,580	-

Net cash provided by financing activities	685,850	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	255,911	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$255,911	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for-
Interest	$-	$-
Income tax	$-	$-

SUPPLEMENTAL DISCLOSURE NONCASH INFORMATION

Issuance of common stock for-
Software rights	$20,000,000	$-
Accounts payable	$262,500	$-

The accompanying notes are an intregal part of these condensed financial statements.

XSTREAM MOBILE SOLUTIONS CORP.
(FORMERLY NETCHOICE, INC.)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005
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

The Company was incorporated on May 10, 1998, under the laws of the State of Delaware. The business purpose of the Company was originally to engage in environmental monitoring and testing. However, on December 31, 2001, the Company liquidated its operating assets. The Company has adopted a fiscal year ending September 30.

On February 3, 2005 the Company changed its name to Netchoice, Inc. On December 19, 2005 the Company changed its name to Xstream Mobile Solutions Corp. On January 1, 2006 the Company began operations in software acquisition, development and marketing.

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue and Cost Recognition

Revenue is recognized under the accrual method of accounting when the services are rendered and the customer has been billed, rather than when cash is collected for the services provided. Specifically, the terms of the contracts call for a fixed set fees based on an hourly rate per individual.

Cost is recorded on the accrual basis as well, when the services are incurred rather than paid for.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts

XSTREAM MOBILE SOLUTIONS CORP.
(FORMERLY NETCHOICE, INC.)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005
(UNAUDITED)

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates (Continued)

of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For financial statement presentation purposes, the Company considers short-term, highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. There were no cash equivalents at June 30, 2006.

The Company maintains cash and cash equivalent balances at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2006 the Company had $144,770 in excess of the insured limits.

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the assets.

Furniture and fixtures                       7 Years
Office equipment                               5 Year

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

XSTREAM MOBILE SOLUTIONS CORP.
(FORMERLY NETCHOICE, INC.)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005
(UNAUDITED)

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following is a reconciliation of the computation for basic and diluted EPS:
	June 30,	June 30,
	2006	2005

Net (Loss)	$(1,065,654)	$(11,250)

Weighted-average common shares outstanding (basic)	7,346,328	473,147

Weighted-average common stock equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (diluted)	7,346,328	473,147

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

There are warrants outstanding to purchase 844,088 shares of common stock at June 30, 2006.

Recent Accounting Pronouncements

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment, “ FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the “modified prospective” transition method as defined in FAS 123R. The adoption of FAS 123R did not have a material impact on the Company’s financial position or results of operations.

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("FAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The adoption of FAS 153 did not have a material impact on the Company’s financial position or results of operations.

XSTREAM MOBILE SOLUTIONS CORP.
(FORMERLY NETCHOICE, INC.)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005
(UNAUDITED)

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 155 is not anticipated to have a material impact on the Company’s financial position or results of operations.

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

Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with

XSTREAM MOBILE SOLUTIONS CORP.
(FORMERLY NETCHOICE, INC.)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005
(UNAUDITED)

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 156 is not anticipated to have a material impact on the Company’s financial position or results of operations.

NOTE 3 -               STOCKHOLDERS’ EQUITY

On December 3, 2004, the Company increased the authorized number of shares of common stock from 30,000,000 shares to 90,000,000 shares and also changed the par value from $0.01 to $0.001.

On January 6, 2006, the Company approved the issuance of 75,000 shares to fulfill a commitment to former directors, the issuance of 3,450,000 shares in exchange for $259,750 of current debt, and 80,000,000 shares as a right to acquire rights to telecomm software.

On January 31, 2006, the Company effectuated a reverse split of 1 for 8 shares of its common stock. The 89,709,000 shares issued became 11,213,625 issued with 10,913,772 shares outstanding.

The Company sold 844,088 shares of its common stock at $.80 per share for a total of $675,270 as of June 30, 2006. Each share sold was accompanied by a warrant to purchase one additional share for $1.00.

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
JUNE 30, 2006 AND 2005
(UNAUDITED)

NOTE 3 -              STOCKHOLDERS’ EQUITY (CONTINUED)

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

NOTE 4 -                PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At June 30, 2006 and 2005, deferred tax assets approximated the following:

	2006	2005

Deferred tax asset	$1,070,000	$704,000
Less: valuation allowance	(1,070,000)	(704,000)
Net deferred tax asset	$-	$-

At June 30, 2006 and 2005, the Company had accumulated deficits of approximately $3,147,000 and $2,071,000, respectively, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 5 -               RELATED PARTY TRANSACTIONS

Certain stockholders provided consulting services to the Company. The total of such services was $338,700 for the nine months ended June 30, 2006.

Certain stockholders provide leased space to the Company for office and computer operations. The total rent charged to the Company was $6,840 for the nine months ended June 30, 2006.

XSTREAM MOBILE SOLUTIONS CORP.
(FORMERLY NETCHOICE, INC.)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005
(UNAUDITED)

NOTE 5 -               RELATED PARTY TRANSACTIONS (CONTINUED)

An affiliated company of which a stockholder is a principal has contracted with the Company to provide programming services and technical communications support for its operations. The total charged to the Company was $19,815 for the nine months ended June 30, 2006.

NOTE 6 -               DUE TO STOCKHOLDERS

Due to stockholders represents advances for the Company’s working capital needs. They are non-interest bearing and are due on demand.

NOTE 7 -               EQUIPMENT

At June 30, 2006, equipment consisted the following:

Equipment	$2,337
Less: accumulated depreciation	(92)
Equipment, net	$2,245

Depreciation expense for the nine months ended June 30, 2006 and 2005 was $92 and $ -0-, respectively.

NOTE 10 -             GOING CONCERN

As shown in the accompanying condensed financial statements, the Company incurred net losses for the three and nine months ended June 30, 2006 and 2005. As of June 30, 2006 and 2005 the Company had accumulated deficits of approximately $3,147,000 and $2,071,000, respectively. This raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing. Management believes they can raise the appropriate funds needed to support their business plan and generate profitable operations. There is no guarantee that the Company will be able to generate enough revenue or raise enough capital to support its operations.

The condensed financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

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

The Company its name to Xstream Mobile, Inc., effective December 19, 2005.

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

Assets

As of June 30, 2006, we have assets of $255,911 cash at hand and $2,245 of fixed assets.

Liabilities and Stockholders’ Equity

Our total liabilities as of June 30, 2006 were $30,040. On June 30, 2006 our liabilities consisted of accounts payable, accrued expenses and notes due to stockholders in the amount of $30,040.

As of June 30, 2006, there was a Stockholders’ equity of $228,116.

Results of Operations for the Nine months ended June 30, 2006 and 2005

Revenues during the nine and three months ended June 30, 2006 was $5,850. There were no revenues during the nine and three months ended June 30, 2005.

We incurred operating expenses in the amount of $455,368 for the nine months ended June 30, 2006, compared to operating expenses of $11,250 for the nine months ended June 30, 2005. Our operating expenses for the six months ended June 30, 2006 were primarily attributable to consulting fees.

We have incurred a net loss of $449,518 for the nine month period ended June 30, 2006, compared to $11,250 for the nine month period ended June 30, 2005. Our losses for the six months ended June 30, 2006 and 2005 were primarily attributable to consulting fees.

Liquidity and Capital Resources

As of June 30, 2006, we had $258,156 cash and assets. We had working capital of $225,871 on June 30, 2006. As a result, we have insufficient capital to complete our business plan.

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

Going Concern

Our independent auditors have stated in their Auditor’s Report included in our annual report on Form 10-KSB that we have incurred operating losses, accumulated deficit, and negative cash flow from operations. From our inception to June 30, 2006, we incurred cumulative losses of approximately $3,147,422. Our ability to raise capital through future issuances of common stock is unknown. Our future is dependent on our ability to obtain financing and develop our new business opportunities into profitable operations.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our condensed financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off Balance Sheet Arrangements

As of June 30, 2006, there were no off balance sheet arrangements.

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

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 155 is not anticipated to have a material impact on the Company’s financial position or results of operations.

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

Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 156 is not anticipated to have a material impact on the Company’s financial position or results of operations.

Item 3.     Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our board of directors was advised by Bagell, Josephs, Levine & Company, L.L.C., our independent registered public accounting firm, that during this quarter Bagell, Josephs, Levine & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in our internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The Company sold 844,088 shares of its common stock at $.80 per share for a total of $675,270 as of June 30, 2006. Each share sold was accompanied by a warrant to purchase one additional share for $1.00.

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

Xstream Mobile Solutions Corp.

Date:	September 29, 2006

By:/s/ Mike See Mike See Title: Chief Executive Officer, Chief Financial Officer, and Director