Form 10KSB
period 2006-09-30
Xstream Mobile Solutions Corp
filed 2008-09-15
CIK 842919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number 000-18296

Xstream Mobile Solutions Corp.
(Name of small business issuer in its charter)
Delaware	62-1265486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
14422 Edison Drive, Unit D, New Lenox, Illinois	60451
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number 708-205-2222
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not Applicable
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past  12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [  ]       No [ X ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State issuer’s revenue for its most recent fiscal year.  $5,850

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.    $1,603,775 as of September 9, 2008

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   5,345,917 Common Shares as of September 9, 2008.

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

The Company filed a Form 8-K with the Securities and Exchange Commission and changed its name to Netchoice, Inc., effective February 3, 2005.

Subsequent to the reporting period, the Company filed a Form 8-K with the Securities and Exchange Commission and changed its name to Xstream Mobile Solutions Corp. effective December 19, 2005.

Business of the Issuer

Description of Business

We are creating and marketing Software for the emergency text message market.  Xstream Safe© allows your organization to easily send messages to anyone or everyone in a database from any internet accessible computer.  DBM-1©: Database Migration Software creates databases automatically for an organization.  Import/Export: provides the ability to import and export existing contact databases, if needed.  Archive of sent messages Two methods of Delivery: Send Text, E-mail or both simultaneously. Cell-Enabled Message Interface: Send messages from internet capable devices (cell phones, PDA’s, etc.) Message Storage: Store messages for easy retrieval when seconds count. Both Client-Side and Server-Side Capabilities: This means that sensitive personal data is stored on your server, not a server in another state or country. Certification Indicator: Lets you know that people in groups have tested and registered their phones. Contact Size: Scalable from small groups of 1-100 up to large groups encompassing tens of thousands.

Patents, Licenses, Trademarks, Intellectual Property, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We do not own any interest in a patent, trademark, license, franchise, concession, or royalty agreement.

Employees

We currently have three full-time administrative employees.  Our employees are not represented by labor unions or collective bargaining agreements. Our key employees are Mr. Michael See, founder, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors, Mr. Joseph F. Johns, III, Director and President, and Mrs. Cynthia See, Director and Secretary.

Government Regulation

We are not aware of any existing or probable governmental regulation that will have a material impact on our company.

We are not subject to any compliance with environmental laws.

Research and Development

We did not incur any research or development expenditures during the fiscal years ended September 30, 2006 or 2005.

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws.

Item 2:      Description of Property

Our principal office was located at 14422 Edison Drive, Unit D, New Lenox, Illinois. We do not own or lease any real estate property.

Item 3:       Legal Proceedings

We are not a party to any pending legal proceeding.  We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Our agent for service of process in Delaware is The Corporation Trust Company.

Item 4:      Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended September 30, 2006.

PART II

Item 5:      Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently quoted on the Pink Sheets, which is sponsored by the National Association of Securities Dealers (“NASD”).  The Pink Sheets is a network of security dealers who buy and sell stock.  The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information.  Our shares are quoted on the Pink Sheets under the symbol “XMSC.PK”

The following table sets forth the range of high and low bid quotations for our Common Stock for each of the periods indicated as reported by the NASD Pink Sheets.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year Ending September 30, 2006
Quarter Ended	High $	Low $
December 31, 2005	1.36	1.04
March 31, 2006	4.50	1.36
June 30, 2006	4.25	2.00
September 30, 2006	4.25	1.50

Fiscal Year Ending September 30, 2005
Quarter Ended	High $	Low $
December 31, 2004	0.12	0.12
March 31, 2005	0.19	0.10
June 30, 2005	0.12	0.12
September 30, 2005	0.12	0.12

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

Holders of Our Common Stock

As of September 30, 2006, we had approximately 366 holders of record of our common stock and several other stockholders hold shares in street name.

Dividends

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.  The Delaware Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not have any equity compensation plans in place.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Company sold 804,597 shares of its common stock at $.80 per share as of September 30, 2006.  Each share sold was accompanied by a warrant to purchase one additional share for $1.00 until the expiration date, July 31, 2007.

Item 6.      Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Results of Operations

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

We have three (3) employees at this time.  We do not anticipate hiring any additional employees until such time as we are able to acquire any additional businesses and/or technology.

Results of Operations for the Years Ended September 30, 2006 and 2005

We did not earn significant revenues for the year ended September 30, 2006 and no revenues were earned during the same period in 2005.  We hope that our earnings will increase as our name is established in the market for our products.

We incurred operating expenses in the amount of $531,405 for the twelve months ended September 30, 2006, compared to operating expenses of $17,750 for the twelve months ended September 30, 2005. Our operating expenses for the twelve month period ended September 30, 2006 were primarily attributable to selling, general and administrative expenses of $531,091 and depreciation of $314. Our operating expenses for the twelve month period ended September 30, 2005 were primarily attributable to selling, general and administrative expenses of $17,750.

We have incurred a net loss of $1,139,854 for the twelve months ended September 30, 2006, compared to $17,750 for the twelve months ended September 30, 2005.

Liquidity and Capital Resources

As of September 30, 2006, we had total current assets of $178,421 and total assets in the amount of $183,630.  Our total current liabilities as of September 30, 2006 were $139,344.  As a result, on September 30, 2006, we had working capital of $44,286.

We are not certain as to whether our current cash balance will be sufficient to fund our operations for the next twelve (12) months, as well as meet the requirements for promotion our products.  In order to support our working capital needs and to provide for previously unanticipated legal expenses, we are considering the possibility of raising additional capital as well as other strategic options.

Off Balance Sheet Arrangements

As of September 30, 2006, there were no off balance sheet arrangements.

Going Concern

We may require additional capital for our operational activities and our ability to raise capital through future issuances of common stock is unknown. Obtaining additional financing and attaining profitable operations are necessary for us to continue operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The audited financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  These accounting principles require us to make certain estimates, judgments and assumptions.  We believe that the estimates, judgments and assumptions upon which we rely are reasonably based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented.  To the extent there are material differences between these estimates, judgments and assumptions and actual results, our financial statements will be affected.

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application.  There are also areas in which management's judgment in selecting among available alternatives would not produce a materially different result.  Our senior management has reviewed these critical accounting policies and related disclosures. See Notes to Condensed Consolidated Financial Statements, which contain additional information regarding our accounting policies and other disclosures required by GAAP.

Recently Issued Accounting Pronouncements

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

In September 2006, the FASB issued FAS 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier application is encouraged. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

In March 2006, the FASB issued FAS 156 (SFAS No. 156), Accounting for Servicing of financial Assets - an amendment of FASB Statement No. 140. This standard clarifies when to separately account for servicing rights, requires servicing rights to be separately recognized initially at fair value, and provides the option of subsequently accounting for servicing rights at either fair value or under the amortization method. The standard is effective for fiscal years beginning after September 30, 2006 but can be adopted early as long as financial statements for the fiscal year in which early adoption is elected, including interim statements, have not yet been issued. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

In February 2006, the FASB issued FAS 155 (SFAS No. 155), Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise have to be accounted for separately. The new statement also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest-and principal-only strips are subject to Statement No. 133, and amends Statement No. 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivates. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 30, 2006, but can be adopted early as long as financial statements for the fiscal year in which early adoption is elected, including interim statements, have not yet been issued. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of Accounting Principles Board Opinion (“APB”) Opinion No. 20 and FASB Statement No. 3. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change; the indirect effects should be recognized in the period of the change. This statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal periods that begin after December 15, 2005, although early adoption is permitted. The adoption of this accounting pronouncement did not have a material effect on the consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47 (FIN No. 47), Accounting for Conditional Asset Retirement Obligations, and Interpretation of FASB Statement No. 143. This interpretation clarifies the timing for recording certain asset retirement obligations required by FASB Statement No. 143, Accounting for Asset Retirement Obligations. The provisions of FIN No. 47 are effective for years ending after December 15, 2005. The adoption of this accounting pronouncement did not have a material effect on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this accounting pronouncement did not have a material effect on the consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 was effective for the fiscal year beginning on October 1, 2005. The adoption of this accounting pronouncement did not have a material effect on the consolidated financial statements.

Item 7:    Financial Statements

Index to Financial Statements:

Audited Financial Statements:

F-1	Independent Auditor’s Report

F-2	Balance Sheets as of September 30, 2006 and 2005

F-3	Statements of Operations For the Years Ended September 30, 2006 and 2005

F-4	Statement of Stockholders’ Equity (Deficit) for the Years Ended September 30, 2006 and 2005

F-5	Statements of Cash Flows for the Years Ended September 30, 2006 and 2006

F-6	Notes to Financial Statements

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
406 Lippincott Drive
Suite J
Marlton, New Jersey 08053
(856) 346-2828 Fax (856) 396-0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Xstream Mobile Solutions Corp.
1800 Ravinia Place, Orland Park, IL 60462

We have audited the accompanying balance sheets of Xstream Mobile Solutions Corp. (the “Company”) as of September 30, 2006 and 2005, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xstream Mobile Solutions Corp. as of September 30, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, unless the Company is successful in generating new sources of revenue, or obtaining debt or equity financing, or restructuring its business, the Company is likely to deplete its working capital during 2007. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Marlton, New Jersey 08053

July 23, 2008

XSTREAM MOBILE SOLUTIONS CORP.
BALANCE SHEETS
SEPTEMBER 30, 2006 AND 2005

	2006	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$178,421	$-

FIXED ASSETS
Equipment, net of $314 depreciation	5,209	-

TOTAL ASSETS	$183,630	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accounts payable and accrued expenses	$32,214	$262,750
Short term advances	107,130	-
Total Liabilities	139,344	262,750

STOCKHOLDERS' EQUITY
Preferred Stock Series A, $.001 Par Value; 990,000 shares
authorized and none issued and outstanding	-	-
Preferred Stock Series B, $.001 Par Value; 9,000,000 shares
authorized and none issued and outstanding	-	-
Preferred Stock Series C, $.001 Par Value; 10,000 shares
authorized and none issued and outstanding	-	-
Common Stock $.001 Par Value; 90,000,000 shares
authorized and 2,018,222 and 773,000 shares, respectively,
issued and 1,623,370 and 473,148, respectively, outstanding	2,018	773
Additional Paid-in Capital	3,563,195	2,039,550
Accumulated (Deficit)	(3,221,622)	(2,081,768)
Stock subscription receivable	(2,000)	-
	341,591	(41,445)
Less: Cost of treasury stock, 394,852 shares and 465,418	(297,305)	(221,305)

Total Stockholders' Equity (Deficit)	44,286	(262,750)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$183,630	$-

The accompanying notes are an integral part of these financial statements.

XSTREAM MOBILE SOLUTIONS CORP.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005

	2006	2005
OPERATING REVENUES
Software sales	$5,850	$-

OPERATING EXPENSES
Depreciation	314	-
Selling, General and Administrative expenses	531,091	17,750

Total operating expenses	531,405	17,750

NET (LOSS) BEFORE OTHER INCOME (EXPENSES)	(525,555)	(17,750)

OTHER INCOME (EXPENSES)
Beneficial interest expense and other	(614,299)	-

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,139,854)	(17,750)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(1,139,854)	$(17,750)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.96)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	1,185,686	473,147

The accompanying notes are an integral part of these financial statements.

XSTREAM MOBILE SOLUTIONS CORP.
STATEMENT OF CHANGES IN STOCKHOLERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005

	Common Stock		Additional	Accumulated	Treasury Stock		Stock subscription	Stockholders
	Shares	Amount	Paid-in Capital	Deficits	Shares	Amount	receivable	Equity (Deficit)

Balance, September 30, 2004	773,000	$7,730	$2,032,593	$(2,064,018)	299,852	$(221,305)	$-	$(245,000)

Change in par value from $.01
to $.001 December 3, 2004	-	(6,957)	6,957	-	-	-		-

Net loss fiscal 2005	-	-	-	(17,750)	-	-	-	(17,750)

Balance, September 30, 2005	773,000	773	2,039,550	(2,081,768)	299,852	(221,305)	-	(262,750)

Issuance of stock for debt on
January 6, 2006	440,625	441	880,809	-	-	-	-	881,250

Issuance of stock for software
licenses January 6, 2006	10,000,000	10,000	19,990,000	-	-	-	-	20,000,000

July 24, 2006 Share repurchase	-	-	-	-	95,000	(76,000)	-	(76,000)

Sale of additional post-split
shares from January 13, 2006
through September 18,2006	804,597	804	642,837	-	-	-	-	643,641

9/30/06 cancelled 9/6/06 shares
issued for software licenses	(10,000,000)	(10,000)	(19,990,000)	-	-	-	-	(20,000,000)

Stock subscription receivable							(2,000)	(2,000)

Net loss fiscal 2006	-	-	-	(1,139,854)	-	-	-	(1,139,855)

Balance, September 30, 2006	2,018,222	$2,018	$3,563,196	$(3,221,622)	394,852	$(297,305)	$(2,000)	$44,286

NOTE: On January 31, 2006, the Company effected a reverse split of its common stock at a ratio of 1 share for 8. Share data for prior periods has been retroactively restated.

The accompanying notes are an integral part of these financial statements.

XSTREAM MOBILE SOLUTIONS CORP.
STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005

	2006	2005

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,139,854)	$(17,750)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	314	-
Beneficial interest	614,299	-

Changes in assets and liabilities
Increase in accounts payable and accrued expenses	34,414	17,750
Total adjustments	649,027	17,750

Net cash (used in) operating activities	(490,827)	-

CASH (USED) IN INVESTMENT ACTIVITIES
Repurchase of stock	76,000	-
Purchase of equipment	5,523	-

Net cash (used) in investment activities	(81,523)	-

CASH FROM FINANCING ACTIVITIES
Sale of common stock	643,641	-
Short term advances	107,130	-

Net cash from financing activities	750,771	-

NET INCREASE IN
CASH AND CASH EQUIVALENTS	178,421	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	-	-

CASH AND CASH EQUIVALENTS - END OF YEAR	$178,421	$-

SUPPLEMENTAL INFORMATION
Stock issued to retire accounts payable and accrued
expenses	$262,750	$-

The accompanying notes are an integral part of these financial statements.

XSTREAM MOBILE SOLUTIONS CORP.
(FORMERLY NETCHOICE, INC.)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

NOTE 1 -               ORGANIZATION AND BASIS OF PRESENTATION

The Company was incorporated on May 10, 1998, under the laws of the State of Delaware.  The business purpose of the Company was originally to engage in environmental monitoring and testing.  However, on December 31, 2001, the Company liquidated its operating assets.  The Company has adopted a fiscal year ending September 30.

On February 3, 2005 the Company changed its name to Netchoice, Inc.  On December 19, 2005 the Company changed its name to Xstream Mobile Solutions Corp.  On January 1, 2006 the Company began initial startup operations in software acquisition, development and marketing.

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

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Common Stock Issued for Other Than Cash

Services purchased and other transactions settled in the Company’s common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

XSTREAM MOBILE SOLUTIONS CORP.
(FORMERLY NETCHOICE, INC.)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Equipment

The cost of office and computer equipment is capitalized and depreciated over its useful life using the straight-line method of depreciation.  For all equipment presently owned the estimated useful life is 60 months.  Repairs that substantially extend the useful life of the assets are capitalized and those that do not are charged to operations.  Depreciation expense for the year  ended September 30, 2006 was $314.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30,	September 30,
	2006	2005

Net Loss	$(1,139,855)	$(17,750)

Weighted-average common shares outstanding (Basic)	1,185,686	473,147

Weighted-average common stock equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (Diluted)	1,185,686	473,147

XSTREAM MOBILE SOLUTIONS CORP.
(FORMERLY NETCHOICE, INC.)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

There are warrants outstanding to purchase 804,597 shares of common stock at September 30, 2006.  Each warrant allows the stockholder to purchase one share for $1.00 until expiration on July 31, 2007. Approximately 95,216 warrants were exercised in 2007 and the rest expired.

NOTE 3 -               STOCKHOLDERS’ EQUITY (DEFICIT)

As of September 30, 2006 the Company has 2,018,222 shares of its common stock issued and 1,623,370 shares outstanding.

On December 3, 2004, the Company increased the authorized number of shares of common stock from 30,000,000 shares to 90,000,000 shares and changed the par value from $0.01 to $0.001.

On January 6, 2006, the Company approved the issuance of 75,000 shares to fulfill a commitment to former directors, the issuance of 3,450,000 shares in exchange for $259,750 of current debt, and 80,000,000 shares as a right to acquire the rights to telecomm software, which is now beyond the due-diligence phase.  The 80,000,000 shares were cancelled as the due-diligence expired (see below).

On January 31, 2006, the Company effectuated a reverse split of 1 for 8 shares of its common stock.  The 89,709,000  issued became 11,213,625 issued with 10,913,772 shares outstanding.

The Company sold 804,597 shares of its common stock at $.80 per share for a total of $643,641 as of September 30, 2006.  Each share sold was accompanied by a warrant to purchase one additional share for $1.00 until the expiration date, July 31, 2007(see note 2).

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

XSTREAM MOBILE SOLUTIONS CORP.
(FORMERLY NETCHOICE, INC.)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

NOTE 3 -               STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

NOTE 4 -               INCOME TAXES

The net deferred tax assets in the accompanying balance sheet include benefit of utilizing net operating losses of approximately $3,220,115 (at September 30, 2006). However due to the uncertainty of utilizing the net operating losses, an offsetting valuation allowance of 100% has been established.

NOTE 5 -               RELATED PARTY TRANSACTIONS

Certain stockholders provide leased space to the Company for office and computer operations.  The rental total is $2,349 per month with a total of $13,930 of such expense incurred as of September 30, 2006.

An affiliated company of which a stockholder is a principal has contracted with the Company to provide programming services and technical communications support for its operations.  The total charged to the Company for these services for a five-month period was $43,805 as of September 30, 2006.

NOTE 6 -               GOING CONCERN

As shown in the accompanying financial statements, the Company has sustained net operating losses for the year ended September 30, 2006 and 2005, and has sustained large accumulated deficits.

XSTREAM MOBILE SOLUTIONS CORP.
(FORMERLY NETCHOICE, INC.)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

NOTE 6 -                GOING CONCERN( CONTINUED)

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities. At September 30, 2006 there is substantial doubt whether this can happen. There is no guarantee that the Company will be able to generate revenues in the near future.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7 -               SUBSEQUENT EVENTS

On October 6, 2006 the Company approved the issuance of 1,417,992 shares of its common stock to acquire Xstream Mobile Solutions, Inc., an Illinois company.  The Company also approved the issuance of 700,000 shares as compensation for services to the Company.

Item 8:    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

Item 8A:    Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005.  This evaluation was carried out under the supervision and with the participation of our former Chief Executive Officer and Chief Financial Officer, Mr. Michael See.  Based upon that evaluation, our Director, Chief Executive and Chief Financial Officer, concluded that our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 8B:                      Other information

None.

PART III

Item 9:     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our directors and executive officers, their ages and their present positions with the Company as of September 30, 2006.   The directors serve for a term of one year or until the next annual meeting of the shareholders.  Each officer serves at the discretion of the Board of Directors.

Name	Age	Office(s) Held
Michael See	54	Chief Executive Officer, Chief Financial Officer, and Director
Joseph F. Johns, III	52	President and Director
Cynthia See	47	Secretary and Director

Set forth below is a brief description of the background and business experience of our current executive officer and director.

Michael See.  Mr. See began his career in Sales and Marketing in 1981 and held various management positions.  Since 1991, Mr. See has acted as an entrepreneur in the financial and wealth management areas primarily in insurance, real estate, stocks and trading.  Mr. See’s clients and associates have included University of Chicago, KLM, Natural World, Beverly Sassoon, Frank Tarkenton, Nick Parisi and Ed Bachrach.  Mr. See is a motivational speaker and financial educator.  Mr. See had his own radio show called “Dollars & Sense” which aired across the U.S.A., dealing in understanding financial programs .Mr. See has launched several cable television shows specializing in financial matters.

Joseph F. Johns, III.  Mr. Johns since 1985 has been the President and CEO of The Sterling Group, a worldwide provider of media products and services. Mr. Johns has Designed Software applications for many high-end corporations such as Northern Trust, Hansen technologies and many more. Joe has extensive experience in the microwave telecommunication industry, having been employed by Andrew Corporation in management for almost 10 years. Mr. Johns also owns AVMUSIC Plus, Inc., a retail outlet of professional audiovisual equipment.  Mr. Johns has specialized in computers and cellular audio, digital, visual and communication technology throughout his career.

Cynthia See.  Ms. See attended DePaul University in Chicago and has been President of Trendsetter Menswear, Inc., an Illinois corporation since 1989.  Ms. See has traveled extensively throughout the United States with her husband, participating in corporate training seminars for executives on marketing, promotion and motivational speaking.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders, until they resign or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There is a family relationship between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.  Michael See, the company’s Chief Executive Officer, Chief Financial Officer and Director is married to Cynthia See, the company’s Secretary and Director.  In addition, Michael See and Joseph F. Johns, III, are first cousins.

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

Committees

We currently do not have an audit committee, compensation committee, nominating committee, executive committee, Stock Plan Committee, or any other committees.  There has been no need to delegate functions to these committees due to the fact that our operations are at a very early stage to justify the effort and expense of creating and maintaining these committees.

Audit Committee

We do not have a separately-designated standing audit committee.  The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes.

For the fiscal year ending September 30, 2006, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended September 30, 2006 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Significant Employees

We do not have any significant employees other than our officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially owns more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended September 30, 2006:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Michael See CEO, CFO, and Director	0	0	0
Joseph F. Johns, III President and Director	0	0	0
Cynthia See Secretary and Director	0	0	0

Code of Ethics

We have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

Item 10:     Executive Compensation

The following table sets forth the compensation paid to the Chief Executive Officer and other Executive Officers and key persons in total annual salary and bonus, for all services rendered in all capacities to the company, for the fiscal years ended September 30 2006 and 2005:

Summary Compensation Table

SUMMARY COMPENSATION TABLE
Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael See CEO, CFO and Director	2006 2005	- -	- -	- -	- -	- -	- -	- -	- -
Joseph F. Johns, III President, Director	2006 2005	- -	- -	- -	- -	- -	- -	- -	- -
Cynthia See Secretary and Director	2006 2005	- -	- -	- -	- -	- -	- -	- -	- -
Patricia Waite Former Sole Officer and Director	2006 2005	- -	- -	- -	- -	- -	- -	- -	- -

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights made during the fiscal year ended September 30, 2006 to our executive officers and directors.  There were a total of 0 stock options outstanding as at September 30, 2006.

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

Item 11:     Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table sets forth, as of September 30, 2006, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 5,345,917 shares of common stock issued and outstanding on September 9, 2008.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class*
Executive Officers & Directors:
Common	Michael See 14422 Edison Drive, Unit D New Lenox, Illinois 60451	0 shares	0%
Common	Joseph F. Johns, III 14422 Edison Drive, Unit D New Lenox, Illinois 60451	0 shares	0%
Common	Cynthia See 14422 Edison Drive, Unit D New Lenox, Illinois 60451	0 shares	0%
Total of All Directors and Executive Officers:		0 shares	0%
More Than 5% Beneficial Owners:
Common	None		0%

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

Item 14:     Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-Q and the audit of our annual consolidated financial statements for the fiscal years ended September 30, 2006 and 2005 were $9,069 and approximately $12,855 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended September 30, 2006 and 2005.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal year ended September 30, 2006 was $0.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xstream Mobile Solutions Corp.

By:  /s/  Michael See
               Michael See
               Chief Executive Officer & Director

Date:     September 11, 2008