Form 10-Q
period 2006-12-31
Xstream Mobile Solutions Corp
filed 2009-04-06
CIK 842919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:  000-18296

Xstream Mobile Solutions Corp.
(Exact name of registrant as specified in its charter)

Delaware	62-1265486
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14422 Edison Drive, Unit D, New Lenox, Illinois 60451
(Address of principal executive offices)
(708) 205-2222
(Registrant’s telephone number, including area code)
________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐      Yes           ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at September 30, 2008
Common Stock, $0.001 par value	19,880,917

PART I - FINANCIAL INFORMATION

Item 1.                                Financial Statements.

Our unaudited condensed financial statements included in this Form 10-Q are as follows:
F-1	Condensed Consolidated Balance Sheet as of December 31, 2006 (unaudited) and September 30, 2006 (audited)
F-2	Condensed Consolidated Statements of Operations for the three months ended December 31, 2006 and 2005 (unaudited)
F-3	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2006.
F-4 - F-12	Notes to Unaudited Condensed Consolidated Financial Statements.

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2006 are not necessarily indicative of the results that can be expected for the full year.

XSTREAM MOBILE SOLUTIONS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	December 31,	September 30,
	2006	2006
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$113,330	$178,421

FIXED ASSETS
Equipment, net	4,933	5,209

TOTAL ASSETS	$118,263	$183,630

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses	$29,169	$32,214
Short term advances	-	107,130
Liability for stock to be issued	60,000	-

Total Liabilities	89,169	139,344

STOCKHOLDERS' EQUITY
Preferred Stock Series A, $.001 Par Value; 990,000 shares
authorized and none issued and outstanding	-	-
Preferred Stock Series B, $.001 Par Value; 9,000,000 shares
authorized and none issued and outstanding	-	-
Preferred Stock Series C, $.001 Par Value; 10,000 shares
authorized and none issued and outstanding	-	-
Common Stock $.001 Par Value; 90,000,000 shares
authorized and 4,136,214 and 2,018,222 shares, respectively, issued
and 3,741,362 and 1,623,370 shares, respectively outstanding	4,136	2,018
Additional Paid-in Capital	5,558,207	3,563,195
Accumulated Deficit	(5,233,944)	(3,221,622)
Stock subscription receivable	(2,000)	(2,000)
	326,399	341,591
Less: Cost of treasury stock, 394,852 shares	(297,305)	(297,305)

Total Stockholders' Equity	29,094	44,286

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$118,263	$183,630

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XSTREAM MOBILE SOLUTIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006
(UNAUDITED)

	2006	2005

OPERATING REVENUES
Revenue	$-	$-

OPERATING EXPENSES
Depreciation	276	-
General and Administrative expenses	2,013,466	5,100

Total operating expenses	2,013,742	5,100

LOSS BEFORE OTHER INCOME	(2,013,742)	(5,100)

OTHER INCOME
Interest income	1,420	-

Total income (expenses)	1,420	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,012,322)	(5,100)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(2,012,322)	$(5,100)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.57)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	3,557,189	473,147

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XSTREAM MOBILE SOLUTIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

	2006	2005

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(2,012,322)	$(5,100)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	276	-
Issuance of stock for services	1,950,000	-

Changes in assets and liabilities
Increase (decrease) in accounts payable and
accrued expenses	(3,045)	5,100
Total adjustments	1,947,231	5,100

Net cash (used in) operating activities	(65,091)	-

NET (DECREASE) IN
CASH AND CASH EQUIVALENTS	(65,091)	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	178,421	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$113,330	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOURE OF NON-CASH INFORMATION
Stock issued for services	$1,950,000	$-

Acquistion of Xstream Mobile Solutions, Inc. :
Due to Xstream Mobile Solutions, Inc.	$107,130	$-
Additional paid in capital - related Contra Account	(47,130)	-
Liability for stock to be issued	(60,000)	-
	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005
(UNAUDITED)

NOTE 1 -               ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the September 30, 2006 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

The Company was incorporated on May 10, 1998, under the laws of the State of Delaware.  The business purpose of the Company was originally to engage in environmental monitoring and testing.  However, on December 31, 2001, the Company liquidated those operating assets. The Company has adopted a fiscal year ending September 30.

On February 3, 2005 the Company changed its name to Netchoice, Inc.  On December 19, 2005 the Company changed its name to Xstream Mobile Solutions Corp. On January 1, 2006 the Company began operations in software acquisition, development and marketing. The Company acquired a related company in October 2006 (see Note 7).

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
DECEMBER 31, 2006 AND 2005
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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2006 and September 30, 2006.

The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.  At December 31, 2006 and September 30, 2006, the Company had funds in excess of the insured limit.

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

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
DECEMBER 31, 2006 AND 2005
(UNAUDITED)

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Equipment

The cost of office and computer equipment is capitalized and depreciated over its useful life using the straight-line method of depreciation.  For all equipment presently owned the estimated useful life is 60 months.  Repairs that substantially extend the useful life of the assets are capitalized and those that do not are charged to operations.  Depreciation expense for the three months ending December 31, 2006 and 2005 was $276 and $-0- , respectively.

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

The following is a reconciliation of the computation for basic and diluted EPS:

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
DECEMBER 31, 2006 AND 2005
(UNAUDITED)

NOTE 2 -             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (Continued)

	December 31,	December 31,
	2006	2005

Net Loss	$(2,012,322)	$(5,100)

Weighted-average common shares outstanding (Basic)	3,557,189	473,147

Weighted-average common stock equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (Diluted)	3,557,189	473,147

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
DECEMBER 31, 2006 AND 2005
(UNAUDITED)

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized Financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarify that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 155 is not anticipated to have a material impact on the Company’s financial position, results of operations, or cash flows.

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

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
DECEMBER 31, 2006 AND 2005
(UNAUDITED)

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No. 157 should be applied prospectively. Management is assessing the potential impact on the Company's financial condition and results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R."

This standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
DECEMBER 31, 2006 AND 2005
(UNAUDITED)

NOTE 3-                Fixed Assets

Fixed assets consisted of the following:

	December 31	September 30
	2006	2006

Equipment	$5,523	$5,523

Less: Accumulated Depreciation	(590)	(314)
Fixed Assets - Net	$4,933	$5,209

NOTE 4 -               STOCKHOLDERS’ EQUITY

Preferred Stock

On December 3, 2004 the Company changed the number of Preferred Stock from one class of stock consisting of 10,000,000 shares with a par value of $0.01 to three separate series of preferred stock and changed the par value to $0.001.  They are as follows:

Preferred Stock Series A

990,000 shares with a par value of $0.001 per share, participating, voting and convertible with a liquidation value of $1,000.

Preferred Stock Series B

9,000,000 shares with a par value of $0.001 per share, participating; voting and convertible with a liquidation value of $3 each.

Preferred Stock Series C

10,000 shares with a par value of $0.001 per share, with a liquidation value of $10 each.

All preferred stock series A, B and C are convertible to 4,000 common shares as well as 4,000 votes for each share held.  In addition, in all cases, the holders of the Preferred Stock C will vote cumulatively at least fifty-one percent (51%) of all votes cast regardless of the amount of series C shares issued, at any meeting of shareholders or any major issue put before the Company for voting of shareholders

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
DECEMBER 31, 2006 AND 2005
(UNAUDITED)

NOTE 4 -               STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock

On December 3, 2004, the Company increased the authorized number of shares of common stock from 30,000,000 shares to 90,000,000 shares and also changed the par value from $0.01 to $0.001.

On January 31, 2006, the Company effectuated a reverse split of 1 for 8 shares of its common stock. The 89,709,000 shares issued became 11,213,625 issued with 10,913,772 shares outstanding.

Subsequently 10,000,000 shares issued for Software licenses were cancelled.

As of September 30, 2006 there were 90,000,000 shares authorized, 2,018,222 shares issued and 1,623,370 shares outstanding of the Company’s common stock with a par value of $0.001.

On October 9, 2006 the Company issued 600,000 shares for services.  The value was $1,950,000.

On October 9, 2006 the Company approved 1,517,992 shares of its common stock to acquire Xstream Mobile Solutions, Inc., an Illinois company. The Company acquired Xstream Mobile Solutions Inc. from a related party.

NOTE 5 -               LIABILITY FOR STOCK TO BE ISSUED

Represents stock to be issued by Xstream Mobile Solutions, Inc. of $ 60,000 in 2005 prior to the acquisition by the Company.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
DECEMBER 31, 2006 AND 2005
(UNAUDITED)

NOTE 6 -               INCOME TAXES

There was no income tax benefit recognized at December 31, 2006 and 2005.

The net deferred tax assets in the accompanying balance sheet include benefit of utilizing net operating losses of approximately $5,233,944 (at December 31, 2006). However due to the uncertainty of utilizing the net operating losses, an offsetting valuation allowance has been established.

NOTE 7 -               RELATED PARTY TRANSACTIONS

On October 9, 2006 the Company approved 1,517,992 shares of its common stock to acquire Xstream Mobile Solutions, Inc., an Illinois company. The Company acquired Xstream Mobile Solutions Inc. from a related party. Under FASB 141 Business Combinations, when accounting for a transfer of assets or exchange of shares between entities under common control, the entity that receives the net assets or the equity interests shall initially recognize the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer.

Certain stockholders provide leased space to the Company for office and computer operations.  The rental expense for the three months ended December 31, 2006 and 2005 is $3,600 and $-0-, respectively.

An affiliated company of which a stockholder is a principal has contracted with the Company to provide programming services and technical communications support for its operations.  The total charged to the Company for these services for three months ended December 31, 2006 and 2005 is $10,670 and $-0-, respectively.

NOTE 8-                 GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses for the three months ended December 31, 2006 and 2005 and for the years ended September 30, 2006 and 2005, respectively. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management believes the Company’s capital requirement will depend on many factors, including the success of the Company to raise money.  The Company continues to search for acquisition candidates to fund operations.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements regarding our capital needs, business plans and expectations.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Quarterly Report on Form 10-Q.  Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us.  Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.  We caution the reader that numerous important factors, including those factors discussed in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006, which are incorporated herein by reference, could affect our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Constitution Mining.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  We file reports with the Securities and Exchange Commission (the “SEC” or “Commission”).  You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q.  Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

As used in this Quarterly Report, the terms “we,” “us,” “our,” and “Xstream Mobile Solutions Corp.” mean Xstream Mobile Solutions Corp., unless otherwise indicated.

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

Employees

We currently have two full-time administrative employees.  Our employees are not represented by labor unions or collective bargaining agreements.  Our key employees are Mr. Michael See, founder, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors, Mr. Joseph F. Johns, III, Director and President.

Government Regulation

We are not aware of any existing or probable governmental regulation that will have a material impact on our company.

We are not subject to any compliance with environmental laws.

Research and Development

We did not incur any research or development expenditures during the quarter ended December 31, 2006.

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws.

Plan of Operations

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

We have two (2) employees at this time.  We do not anticipate hiring any additional employees until such time as we are able to acquire any additional businesses and/or technology.

Results of Operations for the Quarter Ended December 31, 2006 and 2005

We did not earn significant revenues for the quarter ended December 31, 2006 and no revenues were earned during the same period in 2005.  We hope that our earnings will increase as our name is established in the market for our products.

We incurred operating expenses in the amount of $2,013,742 for the three months ended December 31, 2008, compared to operating expenses of $5,100 for the three months ended December 31, 2005.  Our operating expenses for the three  month period ended December 31, 2006 were primarily attributable to selling, general and administrative expenses of $2,013,742 and depreciation of $276.  Our operating expenses for the three month period ended December 31, 2005 were primarily attributable to selling, general and administrative expenses of $5,100.

We have incurred a net loss of $2,012,322 for the three months ended December 31, 2006, compared to $5,100 for the three months ended December 31, 2005.

Liquidity and Capital Resources

As of December 31, 2006, we had total current assets of $113,330 and total assets in the amount of $118,263.  Our total current liabilities as of December 31, 2006 were $86,169.  As a result, on December 31, 2006, we had working capital of $29,094.

We are not certain as to whether our current cash balance will be sufficient to fund our operations for the next nine (9) months, as well as meet the requirements for promotion our products.  In order to support our working capital needs and to provide for previously unanticipated legal expenses, we are considering the possibility of raising additional capital as well as other strategic options.

Off Balance Sheet Arrangements

We do not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have material current or future effect on financial conditions, changes in the financial conditions, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.

Going Concern

We have incurred net losses for the period from inception on May 10, 1988 to December 31, 2006 of $5,233,944 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our software development.  These conditions raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis.  The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We believe that the following accounting policies fit this definition.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Mike See, and our Chief Financial Officer, Mr. Joseph Johns, III.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect such controls.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings

           We are not a party to any pending legal proceeding.  We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of five percent or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.       Risk Factors

Not Applicable.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

           None.

Item 3.          Defaults upon Senior Securities

None.

Item 4.          Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2006

Item 5.          Other Information

None.

Item 6.          Exhibits

See the Exhibit Index following the signatures page of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xstream Mobile Solutions Corp.

Date:	March 30, 2009

By: /s/ Mike See Mike See Title: Chief Executive Officer and Director
Date:	March 30, 2009
By: /s/ Joseph Johns, III Joseph Johns, III Title: Chief Financial Officer

XSTREAM MOBILE  SOLUTIONS CORP.
(the “Registrant”)
(Commission File No. 000-18296)
Exhibit Index
to
Quarterly Report on Form 10-Q
for the Quarter Ended December 31, 2006

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X