Form 10-Q
period 2007-03-31
Xstream Mobile Solutions Corp
filed 2009-05-01
CIK 842919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes    ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐   Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 29, 2009
Common Stock, $0.001 par value	15,030,917

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

Our unaudited condensed consolidated financial statements included in this Form 10-Q are as follows:
F-1	Condensed Consolidated Balance Sheets as of March 31, 2007 (unaudited) and September 30, 2006 (audited).
F-2	Condensed Consolidated Statements of Operations for the Six months and the Three months Ended March 31, 2007 and 2006 (unaudited).
F-3	Condensed Consolidated Statements of Cash Flows for the Six months Ended March 31, 2007 and 2006 (unaudited).
F-4	Notes to Condensed Consolidated Financial Statements (unaudited).

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

XSTREAM MOBILE SOLUTIONS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	March 31,	September 30,
	2007	2006
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$81,016	$178,421

FIXED ASSETS
Equipment, net	4,657	5,209

OTHER ASSETS
Deposit	10,000	-

TOTAL ASSETS	$95,673	$183,630

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accounts payable and accrued expenses	$25,857	$32,214
Short term advances	-	107,130
Liability for stock to be issued	90,517	-

Total Liabilities	116,374	139,344

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock Series A, $.001 Par Value; 990,000 shares
authorized and none issued and outstanding	-	-
Preferred Stock Series B, $.001 Par Value; 9,000,000 shares
authorized and none issued and outstanding	-	-
Preferred Stock Series C, $.001 Par Value; 10,000 shares
authorized and none issued and outstanding	-	-
Common Stock $.001 Par Value; 90,000,000 shares
authorized and 4,136,214 and 2,018,222 shares, respectively, issued
and 3,741,362 and 1,623,370 shares, respectively, outstanding	4,136	2,018
Additional Paid-in Capital	5,558,207	3,563,195
Accumulated Deficit	(5,283,739)	(3,221,622)
Stock subscription receivable	(2,000)	(2,000)
	276,604	341,591
Less: Cost of treasury stock, 394,852 shares	(297,305)	(297,305)

Total Stockholders' Equity (Deficit)	(20,701)	44,286

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$95,673	$183,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

XSTREAM MOBILE SOLUTIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
OPERATING REVENUES
Revenue	$-	$-	$-	$-

OPERATING EXPENSES
Depreciation	552	-	276	-
General and Administrative expenses	2,063,717	8,850	50,251	3,750

Total operating expenses	2,064,269	8,850	50,527	3,750

LOSS BEFORE OTHER INCOME (EXPENSES)	(2,064,269)	(8,850)	(50,527)	(3,750)

OTHER INCOME (EXPENSES)
Interest income	2,152	-	732	-
Beneficial Interest (expense)	-	(618,500)	-	(618,500)
Total other income (Expense)	2,152	(618,500)	732	(618,500)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,062,117)	(627,350)	(49,795)	(622,250)
Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(2,062,117)	$(627,350)	$(49,795)	$(622,250)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.57)	$(0.95)	$(0.01)	$(0.46)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	3,648,263	661,487	3,741,362	1,364,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

XSTREAM MOBILE SOLUTIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	March 31, 2007	March 31, 2006

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(2,062,117)	$(627,350)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	552	-
Issuance of stock for services	1,950,000	-
Beneficial interest	-	618,500

Changes in assets and liabilities
Increase (decrease) in accounts payable and
accrued expenses	(6,357)	8,850
Total adjustments	1,944,195	627,350

Net cash (used in) operating activities	(117,922)	-

CASH FLOW FROM INVESTING ACTIVITIES
Investment in Triex	(10,000)	-

Net cash (used in) investing activities	(10,000)	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from liability for stock to be issued	30,517	-

Net cash provided by financing activities	30,517	-

NET DECREASE IN
CASH AND CASH EQUIVALENTS	(97,405)	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	178,421	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$81,016	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOURE OF NON-CASH INFORMATION
Stock issued for services	$1,950,000	$-

Acquistion of Xstream Mobile Solutions, Inc. :
Due to Xstream Mobile Solutions, Inc.	$107,130	$-
Common Stock	(1,418)	-
Additional paid in capital	(45,712)	-
Liability for stock to be issued	(60,000)	-
	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
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

On February 3, 2005 the Company changed its name to Netchoice, Inc.  On December 19, 2005 the Company changed its name to Xstream Mobile Solutions Corp. On January 1, 2006 the Company began operations in software acquisition, development and marketing. The Company acquired a related company in October 2006 (see 8).

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
MARCH 31, 2007 AND 2006
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

Cash and Cash Equivalents/Investments

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. There were no cash equivalents as of March 31, 2007 and September 30, 2006.

The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.  At March 31, 2007, the Company had no funds in excess of the insured limit.

Investments are stated at cost.

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

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006
(UNAUDITED)

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Common Stock Issued for Other Than Cash

Services purchased and other transactions settled in the Company’s common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

Equipment

The cost of office and computer equipment is capitalized and depreciated over its useful life using the straight-line method of depreciation.  For all equipment presently owned the estimated useful life is 60 months.  Repairs that substantially extend the useful life of the assets are capitalized and those that do not are charged to operations.  Depreciation expense for the six months ending March 31, 2007 and 2006 was $552 and $-0- , respectively.

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

The following is a reconciliation of the computation for basic and diluted EPS:

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006
(UNAUDITED)

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (continued)

	March 31,	March 31,
	2007	2006

Net Loss	$(2,062,117)	$(627,350)

Weighted-average common shares outstanding (Basic)	3,648,263	661,487

Weighted-average common stock equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (Diluted)	3,648,263	661,487

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006
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
MARCH 31, 2007 AND 2006
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
MARCH 31, 2007 AND 2006
(UNAUDITED)

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS No. 115 (“SFAS No. 159”), which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by SFAS No. 159. SFAS No. 159 is effective as of the beginning of the Company’s year beginning after January 1, 2008.

NOTE 3 -                DEPOSIT

The deposit represents a potential future acquisition of a company that provides financial services.

NOTE 4-                  FIXED ASSETS

  Fixed assets consisted of the following:

	March 31	September 30
	2007	2006

Equipment	$5,523	$5,523

Less: Accumulated Depreciation	(866)	(314)

Fixed Assets - Net	$4,657	$5,209

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006
(UNAUDITED)

NOTE 5 -               STOCKHOLDERS’ EQUITY (DEFICIT)

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

All preferred stock series A, B and C are convertible to 4,000 common shares as well as 4,000 votes for each share held.  In addition, in all cases, the holders of the Preferred Stock C will vote cumulatively at least fifty-one percent (51%) of all votes cast regardless of the amount of series C shares issued, at any meeting of shareholders or any major issue put before the Company for voting of shareholders

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006
(UNAUDITED)

NOTE 5 -               STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

NOTE 6 -               LIABILITY FOR STOCK TO BE ISSUED

Represents stock to be issued by Xstream Mobile Solutions, Inc. of $ 60,000 in 2005 prior to the acquisition by the Company.  The remaining $ 30,517 represents the proceeds received by the Company for stock to be issued.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2007 AND 2006
(UNAUDITED)

NOTE 7 -               INCOME TAXES

There was no income tax benefit recognized at March 31, 2007 and 2006.

The net deferred tax assets in the accompanying balance sheet include benefit of utilizing net operating losses of approximately $5,283,739 (at March 31, 2007). However due to the uncertainty of utilizing the net operating losses, an offsetting valuation allowance has been established.

NOTE 8 -                RELATED PARTY TRANSACTIONS

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

Certain stockholders provide leased space to the Company for office and computer operations.  The rental expense for the six months ended March 31, 2007 and 2006 is $4,800 and $-0-, respectively.

An affiliated company of which a stockholder is a principal has contracted with the Company to provide programming services and technical communications support for its operations.  The total charged to the Company for these services for six months ended March 31, 2007 and 2006 is $27,818 and $-0-, respectively.

NOTE 9-                GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses for the six months ended March 31, 2007 and 2006 and for the years ended September 30, 2006 and 2005, respectively. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management believes the Company’s capital requirement will depend on many factors, including the success of the Company to raise money.  The Company continues to search for acquisition candidates to fund operations.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us.  Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.  We caution the reader that numerous important factors, including those factors discussed in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2006, which are incorporated herein by reference, could affect our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Xstream Mobile.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  We file reports with the Securities and Exchange Commission (the “SEC” or “Commission”).  You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Research and Development

We did not incur any research or development expenditures during the quarter ended March 31, 2007.

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

Results of Operations for the Six Months Ended March 31, 2007 and 2006

                We did not earn any revenues for the six months ended March 31, 2007 and no revenues were earned during the same period in 2006. We hope that our earnings will increase as our name is established in the market for our products.

                We incurred operating expenses in the amount of $ (2,064,269) for the six months ended March 31, 2007, compared to operating expenses of $(8,850) for the six months ended March 31, 2006. Our operating expenses for the six month period ended March 31, 2007 were primarily attributable to selling, general and administrative expenses of $2,063,717 and depreciation of $552. Our operating expenses for the six month period ended March 31, 2006 were primarily attributable to selling, general and administrative expenses of $8,850.

               We have incurred a net loss of $2,062,117 for the six months ended March 31, 2007, compared to $627,350 for the six months ended March 31, 2006.

Results of Operations for the Three Months Ended March 31, 2007 and 2006

                We did not earn any revenues for the three months ended March 31, 2007 and no revenues were earned during the same period in 2006.

                We incurred operating expenses in the amount of $ (50,527) for the three months ended March 31, 2007, compared to operating expenses of $(3,750) for the three months ended March 31, 2006. Our operating expenses for the three month period ended March 31, 2007 were primarily attributable to selling, general and administrative expenses of $50,251 and depreciation of $276. Our operating expenses for the three month period ended March 31, 2006 were primarily attributable to selling, general and administrative expenses of $3,750.

                 We have incurred a net loss of $49,795 for the three months ended March 31, 2007, compared to $622,250 for the three months ended March 31, 2006.

Liquidity and Capital Resources

As of March 31, 2007, we had total current assets of $81,016 and total assets in the amount of $95,673.  Our total current liabilities as of March 31, 2007 were $116,374.  As a result, on March 31, 2007, we had working capital of $(35,358).

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

Going Concern

We have incurred net losses for the period from inception on May 10, 1988 to March 31, 2007 of    $ (5,283,739) and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our software development.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Mike See, and our Chief Financial Officer, Mr. Joseph Johns, III.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures are ineffective.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are ineffective.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 3.      Defaults upon Senior Securities

None.

Item 4.      Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2007

Item 5.      Other Information

None.

Item 6.      Exhibits

See the Exhibit Index following the signatures page of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xstream Mobile Solutions Corp.

Date:	April 30, 2009

By: /s/ Mike See Mike See Title: Chief Executive Officer and Director
Date:	April 30, 2009
By: /s/ Joseph Johns, III Joseph Johns, III Title: Chief Financial Officer

XSTREAM MOBILE  SOLUTIONS CORP.
(the “Registrant”)
(Commission File No. 000-18296)
Exhibit Index
to
Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2007

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