Form 10-Q
period 2007-06-30
Xstream Mobile Solutions Corp
filed 2009-05-01
CIK 842919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐    Yes         ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 29, 2009
Common Stock, $0.001 par value	15,030,917

PART I - FINANCIAL INFORMATION

Item 1.              Financial Statements.

Our unaudited condensed consolidated financial statements included in this Form 10-Q are as follows:
F-1	Condensed Consolidated Balance Sheets as of June 30, 2007 (unaudited) and September 30, 2006 (audited)
F-2	Condensed Consolidated Statements of Operations for the Nine months and Three months ended June 30, 2007 and 2006 (unaudited)
F-3	Condensed Consolidated Statements of Cash Flows for the Nine months ended June 30, 2007 and 2006 (unaudited)
F-4	Notes to Condensed Consolidated Financial Statements (unaudited)

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2007 are not necessarily indicative of the results that can be expected for the full year.

XSTREAM MOBILE SOLUTIONS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
ASSETS

	June 30,	September 30,
	2007	2006
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$86,449	$178,421

FIXED ASSETS
Equipment, net	4,381	5,209

OTHER CURRENT ASSETS
Deposit	10,000	-

TOTAL ASSETS	$100,830	$183,630

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses	$25,858	$32,214
Short term advances	-	107,130

Total Liabilities	25,858	139,344

STOCKHOLDERS' EQUITY
Preferred Stock Series A, $.001 Par Value; 990,000 shares
authorized and none issued and outstanding	-	-
Preferred Stock Series B, $.001 Par Value; 9,000,000 shares
authorized and none issued and outstanding	-	-
Preferred Stock Series C, $.001 Par Value; 10,000 shares
authorized and none issued and outstanding	-	-
Common Stock $.001 Par Value; 90,000,000 shares
authorized and 4,760,749 and 2,018,222 shares, respectively, issued
and 4,365,897 and 1,623,370 shares, respectively, outstanding	4,761	2,018
Additional Paid-in Capital	5,932,214	3,563,195
Accumulated Deficit	(5,564,698)	(3,221,622)
Stock subscription receivable	-	(2,000)
	372,277	341,591
Less: Cost of treasury stock, 394,852 shares	(297,305)	(297,305)

Total Stockholders' Equity	74,972	44,286

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$100,830	$183,630

The accompanying notes are an integral part of these condensed consolidated  financial statements.

XSTREAM MOBILE SOLUTIONS CORP.
CONDENSED CONSOLIDATED STATMENTS OF OPERATIONS
(UNAUDITED)
	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

OPERATING REVENUES
Revenue	$-	$5,850	$-	$5,850

OPERATING EXPENSES
Depreciation	828	92	276	92
General and Administrative expenses	2,345,259	455,276	281,542	446,426

Total operating expenses	2,346,087	455,368	281,818	446,518

LOSS BEFORE OTHER INCOME (EXPENSES)	(2,346,087)	(449,518)	(281,818)	(440,668)

OTHER INCOME (EXPENSES)
Interest income	3,011	2,364	859	2,364
Beneficial interest	-	(618,500)	-	-
Total other income (expense)	3,011	(616,136)	859	2,364

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,343,076)	(1,065,654)	(280,959)	(438,304)
Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(2,343,076)	$(1,065,654)	$(280,959)	$(438,304)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.63)	$(1.16)	$(0.07)	$(0.31)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	3,726,557	918,291	3,883,143	1,417,557

The accompanying notes are an integral part of these condensed consolidated  financial statements.

XSTREAM MOBILE SOLUTIONS CORP.
CONDENSED CONSOLIDATED STATMENTS OF CASH FLOW
(UNAUDITED)
	Nine Months	Nine Months
	Ended	Ended
	June 30, 2007	June 30, 2006
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(2,343,076)	$(1,065,654)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	828	92
Beneficial interest	-	618,500
Issuance of stock for services	2,190,000	-

Changes in assets and liabilities
Increase (decrease) in accounts payable and
accrued expenses	(6,356)	19,460
Total adjustments	2,184,472	638,052

Net cash (used in) operating activities	(158,604)	(427,602)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of equipment	-	(2,337)
Deposit	(10,000)	-

Net cash (used in) investing activities	(10,000)	(2,337)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	76,632	675,270
Advances from stockholders	-	10,580

Net cash provided by financing activities	76,632	685,850

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(91,972)	255,911

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	178,421	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$86,449	$255,911

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOURE OF NON-CASH INFORMATION:
Stock issued for services	$2,190,000	$-

Acquistion of Xstream Mobile Solutions, Inc. :
Due to Xstream Mobile Solutions, Inc.	$107,130	$-
Common Stock	(1,418)	-
Additional paid in capital	(45,712)	-
Liability for stock to be issued	(60,000)	-
	$-	$-
The accompanying notes are an integral part of these condensed consolidated  financial statements.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006
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
JUNE 30, 2007 AND 2006
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

Cash and Cash Equivalents/Investments

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. There were no cash equivalents as of June 30, 2007 and September 30, 2006.

The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.  At June 30, 2007, the Company had no funds in excess of the insured limit.

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
JUNE 30, 2007 AND 2006
(UNAUDITED)

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Common Stock Issued for Other Than Cash

Services purchased and other transactions settled in the Company’s common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

Equipment

The cost of office and computer equipment is capitalized and depreciated over its useful life using the straight-line method of depreciation.  For all equipment presently owned the estimated useful life is 60 months.  Repairs that substantially extend the useful life of the assets are capitalized and those that do not are charged to operations.  Depreciation expense for the nine months ending June 30, 2007 and 2006 was $828 and $92, respectively.

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

The following is a reconciliation of the computation for basic and diluted EPS:

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006
(UNAUDITED)

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (continued)

	June 30,	June 30,
	2007	2006

Net Loss	$(2,343,076)	$(1,065,654)

Weighted-average common shares outstanding (Basic)	3,726,557	918,291

Weighted-average common stock equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (Diluted)	3,726,557	918,291

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006
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
JUNE 30, 2007 AND 2006
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
JUNE 30, 2007 AND 2006
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

NOTE 3 -                DEPOSIT

The deposit represents a potential future acquisition of a company that provides financial services.

NOTE 4 -               FIXED ASSETS

Fixed assets consisted of the following:
	June 30	September 30
	2007	2006

Equipment	$5,523	$ 5,523

Less: Accumulated Depreciation	(1,142)	(314)

Fixed Assets - Net	$4,381	$ 5,209

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006
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

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006
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

On October 9, 2006 the Company issued 600,000 shares for services, which was valued at $1,950,000.

On October 9, 2006 the Company approved 1,517,992 shares of its common stock to acquire Xstream Mobile Solutions, Inc., an Illinois company. The Company acquired Xstream Mobile Solutions Inc. from a related party.

On April 3, 2007 the Company issued 83,435 shares for cash of $75,092.

On May 18, 2007 the Company issued 2,600 shares for cash of $2,340.

On May 29, 2007 the Company repurchased 1,000 shares and refunded cash of $ 800.

On June 21, 2007 the Company issued 120,000 shares for services, which was alued at $240,000.

On June 21, 2007 the Company issued an additional 307,000 shares of its common stock to acquire Xstream Mobile Solutions, Inc. This was a late issuance regarding the initial purchase (see Note 7).

On June 21, 2007 the Company issued 112,500 shares of its common stock to satisfy the liability that was outstanding.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006
(UNAUDITED)

NOTE 6-                INCOME TAXES

There was no income tax benefit recognized at June 30, 2007 and 2006.

The net deferred tax assets in the accompanying balance sheet include benefit of utilizing net operating losses of approximately $5,564,698 (at June 30, 2007). However due to the uncertainty of utilizing the net operating losses, an offsetting valuation allowance has been established.

NOTE 7 -               RELATED PARTY TRANSACTIONS

On October 9, 2006 the Company approved 1,517,992 shares of its common stock to acquire Xstream Mobile Solutions, Inc., an Illinois company. The Company acquired Xstream Mobile Solutions Inc. from a related party. Under FASB 141 Business Combinations, when accounting for a transfer of assets or exchange of shares between entities under common control, the entity that receives the net assets or the equity interests shall initially recognize the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer.  No goodwill is recognized.

Certain stockholders provide leased space to the Company for office and computer operations.  The rental expense for the nine months ended June 30, 2007 and 2006 is $4,800 and $-0-, respectively.

An affiliated company of which a stockholder is a principal has contracted with the Company to provide programming services and technical communications support for its operations.  The total charged to the Company for these services for nine months ended June 30, 2007 and 2006 is $ 48,737 and $ -0-, respectively.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2007 AND 2006
(UNAUDITED)

NOTE 8-                GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses for the nine months ended June 30, 2007 and 2006 and for the years ended September 30, 2006 and 2005, respectively. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management believes the Company’s capital requirement will depend on many factors, including the success of the Company to raise money.  The Company continues to search for acquisition candidates to fund operations.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Research and Development

We did not incur any research or development expenditures during the quarter ended June 30, 2007.

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

Results of Operations for the Nine Months Ended June 30, 2007 and 2006

                We did not earn any revenues for the nine months ended June 30, 2007 and $5,850 of revenue was earned during the same period in 2006. We hope that our earnings will increase as our name is established in the market for our products.

                We incurred operating expenses in the amount of $ 2,346,087 for the nine months ended June 30, 2007, compared to operating expenses of $455,368 for the nine months ended June 30, 2006. Our operating expenses for the nine month period ended June 30, 2007 were primarily attributable to selling, general and administrative expenses of $2,345,259 and depreciation of $828. Our operating expenses for the nine month period ended June 30, 2006 were primarily attributable to selling, general and administrative expenses of $455,276 and depreciation of $92.

                We have incurred a net loss of $2,343,076 for the nine months ended June 30, 2007, compared to $1,065,654 for the nine months ended June 30, 2006.

Results of Operations for the Three Months Ended June 30, 2007 and 2006

                 We did not earn any revenues for the three months ended June 30, 2007 and $5,850 of revenue was earned during the same period in 2006.

                We incurred operating expenses in the amount of $281,818 for the three months ended June 30, 2007, compared to operating expenses of $446,518 for the three months ended June 30, 2006. Our operating expenses for the three month period ended June 30, 2007 were primarily attributable to selling, general and administrative expenses of $281,542 and depreciation of $276. Our operating expenses for the three month period ended June 30, 2006 were primarily attributable to selling, general and administrative expenses of $446,426 and depreciation of $92.

                We have incurred a net loss of $280,959 for the three months ended June 30, 2007, compared to $438,304 for the three months ended June 30, 2006.
Liquidity and Capital Resources

                 As of June 30, 2007, we had total current assets of $86,449 and total assets in the amount of $100,830.  Our total current liabilities as of June 30, 2007 were $25,858.  As a result, on June 30, 2007, we had working capital of $60,591.

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

Going Concern

We have incurred net losses for the period from inception on May 10, 1988 to June 30, 2007 of $(5,564,698) and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our software development.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Mike See, and our Chief Financial Officer, Mr. Joseph Johns, III.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures are ineffective.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are ineffective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 3.           Defaults upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2007

Item 5.           Other Information

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

By:/s/ Mike See Mike See Title: Chief Executive Officer and Director
Date:	April 30, 2009
By: /s/ Joseph Johns, III Joseph Johns, III Title: Chief Financial Officer

XSTREAM MOBILE  SOLUTIONS CORP.
(the “Registrant”)
(Commission File No. 000-18296)
Exhibit Index
to
Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2007

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