Form 10-K
period 2007-09-30
Xstream Mobile Solutions Corp
filed 2009-05-13
CIK 842919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _______.

Commission file number:  000-18296

Xstream Mobile Solutions Corp.
(Exact name of registrant as specified in its charter)

Delaware	62-1265486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
14422 Edison Drive, Unit D, New Lenox, Illinois 60441
(Address of principal executive offices) (Zip Code)
Registrant’s telephone, including area code: (708) 205-2222
Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value	Not Applicable
(Title of class)	(Name of each exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                   Accelerated filer ☐

Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                 Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

As of April 30, 2009 the aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the closing price ($0.15) was:   $904,638

The number of shares of our common stock outstanding as of April 30, 2009 was:  15,030,917

Documents Incorporated by Reference:  Are incorporated by reference into Part III of this Form 10-K.

FORM 10-K
XSTREAM MOBILE SOLUTIONS CORP.
SEPTEMBER 30, 2007

Note Regarding Forward Looking Statements

This annual report contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," "intends," and other variations of these words or comparable words.  In addition, any statements that refer to expectations, projections or other characterizations of events, circumstances or trends and that do not relate to historical matters are forward-looking statements.  These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control.  Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Except as required by law, we do not undertake to update or revise any of the forward-looking statements to conform these statements to actual results, whether as a result of new information, future events or otherwise.

As used in this annual report, “Xstream Mobile Solutions Corp.,” the “Company,” “we,” “us,” “our,”or “XSM” refer to Xstream Mobile Solutions Corp., unless otherwise indicated.

PART I

ITEM 1.    Business.

Corporate History

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

Business of the Issuer

In 2006 Xstream deployed its flagship software, Xstream Safe, in the Will County EMA.  Were proud to say after more than a year of utilizing our product internally, Will County EMA was quite pleased with its performance.  Xstream currently has systems in use by the Lemont Illinois EMA and they also have been using it for a year with great success. Additionally, in 2006 we discussed the possibilities of installations in the Kankakee County Sheriff's Department and the Manteno Police Department. That now has been successfully completed and phase 1 is installed and operating. We have now begun the deployment of our systems in 28 school districts in Kankakee and Iroquois counties, over 70 schools.

In Nov. 2006 Xstream deployed our SAFE system with the New Lenox Police Dept. and should be operating by years end. XSM has also deployed our Safe system with the Metro East Emergency Response Team in southern Illinois. Ultimately, XSM has agreed to deploy an additional 5 systems covering the entire state of Illinois. Also over the last year we have made great strides in our relationships with the cellular providers, achieving high-level contacts and important technical relationships, helping in securing a higher level of performance and customer care for our software systems customers. We have now installed our XSM Sentinel secure servers in a hardened Equinix IBX server location in downtown Chicago.

XSM has done a great deal of marketing directly to every sheriff's office in every county in the state of Illinois. We also have attended many professional emergency and educational conferences and trade shows.  This has had a very positive affect on our product visibility.

In the end of 2007 and beginning of 2008, Xstream is preparing to experience major achievements.  We have received the green light in Iroquois and Kankakee County IL to begin deployment of our safety products in over 70 schools in 28 school districts. This will mark the first utilization of XSM's safety products in educational organizations, the fulfillment of a major corporate goal - to see our safety products expand the level of protection our children enjoy.

Xstream Mobile Solutions is actively seeking to expand its sales force and create third party distribution agreements for our corporate and safety products. We have had discussions with Motorola, Sprint/Nextel, and Federal Sign. We have also partnered with Microsoft, Symantec, Verizion, AT&T, US Cellular and T-Mobile to increase our product visibility. Any third party distribution deal should create a substantial revenue stream from these external agreements.

In regards to our educational distribution, we're pleased to say that we are in discussions with several school districts that were not mentioned earlier in this report. Those districts are 230 and district 122 that, should we consummate an agreement with them, will also help us to expand and grow into the educational market. These schools represent a significant portion of the south suburban areas.

We are pleased to announce that we currently have many pending safety product sales in the State of Illinois. Various counties, cities, healthcare providers, and Emergency organizations that we are in discussions with are scheduled for additional meetings. Some are currently reviewing our products based on an earlier meeting. Many of these entities have indicated they are interested in potentially coming on board.  This will obviously enhance our position in the state of Illinois. With the addition of these communities we will have achieved the goal of assisting in the protection of well over a million people. We are also actively pursuing deals in Indiana and Texas.

XSM devotes a great deal of time and economics towards keeping the Xstream Mobile Solutions web site as informative and accurate as possible.  We feel that this is the best way to stay directly in touch with the public and our stockholders.

Description of Business

We are creating and marketing Software for the emergency text message market.  Xstream Safe© allows your organization to easily send messages to anyone or everyone in a database from any internet accessible computer.  DBM-1©: Database Migration Software creates databases automatically for an organization.  Import/Export: provides the ability to import and export existing contact databases, if needed.  Archive of sent messages and two methods of Delivery: Send Text, E-mail or both simultaneously. Cell-Enabled Message Interface: Send messages from internet capable devices (cell phones, PDA’s, etc.) Message Storage: Store messages for easy retrieval when seconds count. Both Client-Side and Server-Side Capabilities: This means that sensitive personal data is stored on your server, not a server in another state or country. Certification Indicator: Lets you know that people in groups have tested and registered their phones. Contact Size: Scalable from small groups of 1-100 up to large groups encompassing tens of thousands.

Patents, Licenses, Trademarks, Intellectual Property, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We do not own any interest in a patent, trademark, license, franchise, concession, or royalty agreement.

Employees

We currently have three full-time administrative employees.  Our employees are not represented by labor unions or collective bargaining agreements. Our key employees are Mr. Michael See, founder, Chief Executive Officer, and Chairman of the Board of Directors, Mr. Joseph Johns, Director, Chief Financial Officer and President, and Mrs. Cynthia See, Director and Secretary.

Government Regulation

We are not aware of any existing or probable governmental regulation that will have a material impact on our company.

We are not subject to any compliance with environmental laws.

Research and Development

We did not incur any research or development expenditures during the fiscal years ended September 30, 2007 or 2006.

ITEM 1A.        Risk Factors.

You should carefully consider the following risk factors in evaluating our business and us.  The factors listed below represent certain important factors that we believe could cause our business results to differ.  These factors are not intended to represent a complete list of the general or specific risks that may affect us.  It should be recognized that other risks may be significant, presently or in the future, and the risks set forth below may affect us to a greater extent than indicated.  If any of the following risks occur, our business, financial condition or results of operations could be materially and adversely affected.  You should also consider the other information included in this Annual Report and subsequent quarterly reports filed with the SEC.

Risk Factors

Risks Associated With Our Business

Our accountants have raised substantial doubt with respect to our ability to continue as a going concern.

As noted in our financial statements, we have incurred a net loss of $   $ 5,610,767   for the period from inception on May 10, 1998 to September 30, 2007 and have present no source of revenue.  At September 30, 2007, we had a working capital of $28,367   .  As of September 30, 2007, we had cash and cash equivalents in the amount of $51,724.  We will have to raise additional funds to meet our currently budgeted operating requirements for the next twelve months.

The audit report of Bagell, Josephs, Levine & Company, L.L.C. Certified Public Accountants  for the fiscal year ended September 30, 2007 and 2006 contained a paragraph that emphasizes the substantial doubt as to our continuance as a going concern. This is a significant risk that we may not be able to generate and/or raise enough resources to remain operational for an indefinite period of time.

We have a limited operating history and have incurred losses that we expect may continue into the future.

We have not yet secured sufficient users of our software in order to fully fund our day to day operating expenses.    In addition, we have a limited operating history upon which an evaluation of our future success or failure can be made.    Our business plan is in its early stages and faces numerous regulatory, practical, legal and other obstacles.  At this early stage of our operation, we also expect to face the risks, uncertainties, expenses and difficulties frequently encountered by companies at the start-up stage of their business development. We cannot be sure that we will be successful in addressing these risks and uncertainties, and our failure to do so could have a materially adverse effect on our financial condition.

We do not have enough money to complete our marketing plan and consequently may have to suspend or limit our operations unless we are able to raise additional capital.

We presently do not have sufficient capital to exercise our marketing plan.  Although management believes that sources of capital are available, no assurances can be given that these capital sources will ultimately be sufficient.

Our success is dependent upon a limited number of people.

The ability to identify, negotiate and consummate transactions that will benefit us is dependent upon the efforts of our management team.  The loss of the services of any member of management could have a material adverse effect on us.

Our business will be harmed if we are unable to manage growth.

Our business may experience periods of rapid growth that will place significant demands on our managerial, operational and financial resources.  In order to manage this possible growth, we must continue to improve and expand our management, operational and financial systems and controls.  We will need to expand, train and manage our employee base.    No assurances can be given that we will be able to timely and effectively meet such demands.

We may not be able to attract and retain qualified personnel necessary for the implementation of our business strategy.

Our future success depends largely upon the continued service of board members, executive officers and other key personnel.  Our success also depends on our ability to continue to attract, retain and motivate qualified personnel.

Our officers and directors may have conflicts of interest and do not devote full time to our operations.

Mr. See, our chief executive officer and Mr. Johns, our chief financial officer, devote 20 to 30 hours per week to our business affairs.  We do not have any employment agreements with Mr. See or Mr. Johns nor do we maintain a key man life insurance policy for them.  Currently, we do not have any full or part-time employees and hire consultants on an as-needed basis.  If the demands of our business require the full business time of Mr. See or Mr. Johns, it is possible that Mr. See or Mr. Johns will not be able to devote sufficient time to the management of our business, as and when needed.  If our management is unable to devote a sufficient amount of time to manage our operations, our business will fail.

If we are not granted trademark and copyright protection for our designs, we may have difficulty safeguarding our designs potentially resulting in our competitors utilizing them impairing our ability to achieve profitable operations.

Our success will depend, in part, on our ability to obtain and enforce intellectual property rights over our name and original designs in the United States.  As of September 30, 2007, we have not sought any trademark or trade name registrations.  No assurance can be given that any intellectual property rights owned by us will not be challenged, invalidated or circumvented, that any rights granted will provide competitive advantages to us.   Intellectual property litigation is expensive and time-consuming, and can be used by well-funded adversaries as a strategy for depleting the resources of a small company such as us. There is no assurance that we will have sufficient resources to successfully prosecute our interests in any litigation that may be brought.  The failure to adequately protect our intellectual property and original designs could result in our competitors utilizing our designs and impair our ability to achieve profitable operations.

Because the demand for our services is continually changing in nature, our inability to effectively manage cash flows could harm our business.

We are primarily in the business of providing media, internet, wireless and telecommunications services to those who benefit from the interactive lifestyle.  As a result, the demand for our media services is continually changing.  The technology of our business requires us to manage our cash flows carefully over the course of any given fiscal year.  If we fail to manage our cash flows effectively in response to media and telecommunication changes, we may be unable to offset the results from any such period with results from other periods, which could impair our ability to meet cash flow needs. If we fail to monitor production and distribution accurately during these periods and are unable to satisfy our customers' delivery requirements, we could jeopardize our relationships with our customers.

In the event that we are unable to successfully compete within the software business, we may not be able to achieve profitable operations.

We face substantial competition in the industry.  Due to our small size, it can be assumed that many of our competitors have significantly greater financial, technical, marketing and other competitive resources.  Many of our competitors and potential competitors have greater name recognition and more extensive distribution and customer bases that could be leveraged, for example, to position themselves as being more experienced.  To compete, we may be forced to offer lower prices and narrow our marketing focus, resulting in reduced revenues.

If we are unable to deliver our services on time to our consumers’ specifications, we could suffer lost sales.

The success of our business depends on our ability to deliver our services to our consumers’ specifications for time sensitive events.  We are dependent on major cellular telephone companies and their existing infrastructure to deliver our services.  Disruptions in the delivery of our services for any reason could delay timely sales, which could result in cancelled sales.

Risks Relating to our Common Stock

Trading on the over-the-counter bulletin board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the over-the-counter bulletin board service of the Financial Industry Regulatory Authority (the “OTCBB”).  Trading in stock quoted on the OTCBB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects.  This volatility could depress the market price of our common stock for reasons unrelated to operating performance.  Moreover, the OTCBB is not a stock exchange, and trading of securities on the OTCBB is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex.  Accordingly, shareholders may have difficulty reselling any of the shares.

Because our common stock is quoted and traded on the OTCBB, short selling could increase the volatility of our stock price.

Short selling occurs when a person sells shares of stock which the person does not yet own and promises to buy stock in the future to cover the sale.  The general objective of the person selling the shares short is to make a profit by buying the shares later, at a lower price, to cover the sale.  Significant amounts of short selling, or the perception that a significant amount of short sales could occur, could depress the market price of our common stock. In contrast, purchases to cover a short position may have the effect of preventing or retarding a decline in the market price of our common stock, and together with the imposition of the penalty bid, may stabilize, maintain or otherwise affect the market price of our common stock.  As a result, the price of our common stock may be higher than the price that otherwise might exist in the open market.  If these activities are commenced, they may be discontinued at any time.  These transactions may be effected on the OTCBB or any other available markets or exchanges.  Such short selling if it were to occur could impact the value of our stock in an extreme and volatile manner to the detriment of our shareholders.

New legislation, including the Sarbanes-Oxley Act of 2002, may make it more difficult for us to retain or attract officers and directors.

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934. Upon becoming a public company, we will be required to comply with the Sarbanes-Oxley Act. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles.  As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.  We continue to evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
We have never paid dividends and have no plans to in the foreseeable future.

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our board of directors.  To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future.  We intend to retain future earnings, if any, to provide funds for operation of our business.  Therefore, any return investors in our common stock will have to be in the form of appreciation, if any, in the market value of their shares of common stock.

We have additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock.

Our Articles of Incorporation authorize the issuance of additional  shares of our common stock and additional  shares of preferred stock.  The common stock or preferred stock can be issued by our board of directors, without stockholder approval.  Any future issuances of our common stock would further dilute the percentage ownership of our common stock held by public stockholders.

Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty in reselling your shares and may cause the price of the shares to decline.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Indemnification of officers and directors.

Our articles of incorporation and the bylaws contain broad indemnification and liability limiting provisions regarding our officers, directors and employees, including the limitation of liability for certain violations of fiduciary duties.  Our stockholders therefore will have only limited recourse against such individuals.

ITEM 1B.     Unresolved Staff Comments.

                None.

ITEM 2.       Properties.

              Our principal office was located at 14422 Edison Drive, Unit D, New Lenox, Illinois. We do not own or lease any real estate property.

ITEM 3.    Legal Proceedings.

We are not a party to any pending legal proceeding.  We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Our agent for service of process in Delaware is The Corporation Trust Company.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended September 30, 2007.

Executive Officers of the Registrant

Name	Age	Officers
Michael See	55
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

Joseph Johns, III	53
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

Cynthia See	47
Ms. See is a graduate of DePaul University and Moraine ValleyCollege.  Ms. See has extensive experience in the development and growth of start up companies.  She has worked closely with Michael See in the marketing and the expansion of companies nationally.

PART II

ITEM 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices

Our common stock is currently quoted on the Pink Sheets under the symbol “XMSC.PK.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the Pink Sheets.  These quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ended September 30, 2007
	High Bid	Low Bid
Fiscal Quarter Ended:
December 31, 2006	$3.25	$1.15
March 31, 2007	$4.25	$1.05
June 30, 2007	$2.75	$2.00
September 30, 2007	$3.25	$1.50

Fiscal Year Ended September 30, 2006
	High Bid	Low Bid
Fiscal Quarter Ended:
December 31, 2005	$1.36	$1.04
March 31, 2006	$4.50	$1.36
June 30, 2006	$4.25	$2.00
September 30, 2006	$4.25	$1.50

Holders of Common Stock

As of September 30, 2007, we had approximately three hundred seventy-five  (375) holders of record of our common stock and several other stockholders hold shares in street name.

Dividend Policy

To date, we have not declared or paid cash dividends on our shares of common stock.  The holders of our common stock will be entitled to non-cumulative dividends on the shares of common stock, when and as declared by our board of directors, in its discretion.  We intend to retain all future earnings, if any, for our business and do not anticipate paying cash dividends in the foreseeable future.

Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, general business conditions and such other factors as our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Issuances of Unregistered Securities

The Company sold - shares of its common stock at $. per share for a total of $ as of September 30, 2007.  Each share sold was accompanied by a warrant to purchase one additional share for $1.00.

ITEM 6.          Selected Financial Data.

Not applicable.

ITEM 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should,” “could,” “will,” “plan,” “future,” “continue,” and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements.  These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control.  Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  A wide variety of factors could cause or contribute to such differences and could adversely impact revenues, profitability, cash flows and capital needs.  There can be no assurance that the forward-looking statements contained in this document will, in fact, transpire or prove to be accurate.

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to:  (i) our short operating history; (ii) our ability to manage business expansion; (iii) risks and uncertainties relating to the use of our software products and services, (iv) potential that stockholders may lose all or part of their investment if we are unable to compete in our industry; (v)  our dependence on key personnel; (vi) sale of substantial amounts of our common stock that may have a depressive effect on the market price of the outstanding shares of our common stock; (vii) our ability to comply with Sarbanes-Oxley Act of 2002 Section 404; (viii) our nonpayment of dividends and lack of plans to pay dividends in the future; (ix) future sale of a substantial number of shares of our common stock that could depress the trading price of our common stock, lower our value and make it more difficult for us to raise capital; (x) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (xi) our stock price which is likely to be highly volatile because of several factors, including a relatively  limited public float; and (xii) indemnification of our officers and directors.

Recent Developments for the Company

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

For the Years Ended September 30, 2007 and 2006

Revenues

        We have generated a small amount of revenue from operations since our inception.

Operating Expenses

        We incurred operating expenses in the amount of $   2,407,937for the year ended September 30, 2007, as compared to operating expenses of $ 531,405   for the year ended September 30, 2006.  The substantial increase in our operating expenses for the year ended September 30, 2007, as compared to the year ended September 30, 2006, relates to the reorganization of our operations to focus on our business plan.  We have incurred significant expenditures during the year ended September 30, 2007 in connection with the business and associated administrative costs required to support our operations.

Net Loss

As a result of the above, for the year ended September 30, 2007 we reported a net loss of $   2,389,145 , as compared to a net loss of $ 1,139,854for the year ended September 30, 2006.  The increase in our net loss was primarily attributable to increased operating expenses incurred in connection with the acquisition of our mineral property rights, related exploration expenditures incurred during the reporting period, and the associated administrative costs required to support our operations.

Basic and Diluted Loss per Share

As a result of the above, the basic and diluted loss per common share was $ ..56  and $ .96 for the years ended September 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

At September 30, 2007, we had cash and cash equivalents of $51,724  (September 30, 2006 - $178,421) and working capital of $28,366 (September 30, 2006 - $39,077).

During the twelve month period following the date of this report, we anticipate that we will generate a small amount of  revenue.  We anticipate spending approximately $25,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $300,000over the next twelve months.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office and marketing expenses.  Our current cash on hand is insufficient to be able to pay for our general administrative expenses over the next twelve months.  Accordingly, we must obtain additional capital in order to continue our plan of operations during and beyond the next twelve months. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We are currently seeking additional funding in the form of equity financing from the sale of our common stock, but cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our continued operations. In the absence of such financing, our ability to continue operations could be materially limited.  If we are unable to raise additional capital in the near future, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

Cash Used in Operating Activities

            Operating activities for the year ended September 30, 2007 and 2006 used cash of $206,897and $ 490,827 respectively, which reflect our recurring operating losses.  Our net loss of $ 2,389,145 for year ended September 30, 2007 was the primary reason for our negative operating cash flow.

Cash Used in Investing Activities

For the year ended September 30, 2007, we used $ 10,000 in investing activities, as compared to $ 81523 used in investing activities during the year ended September 30, 2006.  .

Cash from Financing Activities

As we have had little revenues since inception, we have financed our operations primarily by using existing capital reserves and through private placements of our common stock.  Net cash flows provided by financing activities for the year ended September 30, 2007 was $90,200, as compared to $750,771 for the year ended September 30, 2006. An increase in the cash flow provided by financing activities was primarily due to net proceeds from the issuance of common stock and warrants during the reporting period.

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

Going Concern

We have incurred net losses for the period from inception on May 10, 1998 to September 30, 2007 of $5,610,767and have limited sources of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and development of profitable operations from our software products and services.  These conditions raise substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis.  The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

.

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No.123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant).  Before January 1, 2006, we accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”.  We adopted SFAS No. 23(R) using the modified prospective method, which requires us to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to 1 January 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  Adoption of SFAS No. 123(R) does not change the way we account for share-based payments to non-employees, with guidance provided by SFAS No. 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”.  SFAS No. 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  SFAS No. 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS No. 163 is effective for financial statements issued for fiscal years and interim periods beginning after 15 December 2008, with early application not permitted.  We do not expect SFAS No. 163 to have an impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for nongovernmental entities.  Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  We do not expect SFAS 162 to have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”.  SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS No. 161 applies to all derivate instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133.  SFAS No. 161 is effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged.  .  We do not expect SFAS 161 to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree  and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after 15 December 2008.  We do not expect SFAS 141 to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51”.  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after 15 December 2008.    We do not expect SFAS 160 to have a material effect on our consolidated financial statements.

ITEM 7A.        Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

ITEM 8.        Financial Statements and Supplementary Data.

The financial statements are listed in Part IV Item 15 of this Annual Report on Form 10-K and are incorporated by reference in this Item 8.

ITEM 9.       Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.     Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on their evaluation as of September 30, 2007, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Appropriate changes are being implemented.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the filing of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2007.  In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment using those criteria, management believes that, since we are late with the filings with the SEC, we have to state controls that are ineffective.

The effectiveness of our internal control over financial reporting as of September 30, 2007 has not been audited.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the year ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.          Other Information.

None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance.

The information concerning the identification and business experience of our directors is incorporated herein by reference to the information set forth in Part I of this Annual Report.

The information concerning the identification and business experience of our executive officers is contained in the section entitled “Executive Officers of the Registrant” in Part I of this Annual Report.

ITEM 11.   Executive Compensation.

The following table sets forth the compensation paid to the Chief Executive Officer and other Executive Officers and key persons in total annual salary and bonus, for all services rendered in all capacities to the company, for the fiscal years ended September 30 2007 and 2006:

SUMMARY COMPENSATION TABLE
Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mike See CEO, and Director	2007 2006	- -	- -	- -	- -	- -	- -	- -	- -
Joseph Johns, III President, CFO and Director	2007 2006	- -	- -	- -	- -	- -	- -	- -	- -
Cynthia See Secretary and Director	2007 2006	- -	- -	- -	- -	- -	- -	- -	- -

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights made during the fiscal year ended September 30, 2007 to our executive officers and directors.  There were a total of 0 stock options outstanding as at September 30, 2006.

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

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 30, 2007, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 19,724,317shares of common stock issued and outstanding on September 30, 2007.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Executive Officers & Directors:
Common	Michael See 14422 Edison Drive, Unit D New Lenox, Illinois 60451	0 shares	0%
Common	Joseph Johns, III 14422 Edison Drive, Unit D New Lenox, Illinois 60451	0 shares	0%
Common	Cynthia See 14422 Edison Dr, Unit D New Lenox, IL 60451	0 shares	0%
Total of All Directors and Executive Officers:		0 shares	0%
More Than 5% Beneficial Owners:
Common	None		9%

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence.

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

ITEM 14.    Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-Q and the audit of our annual consolidated financial statements for the fiscal years ended September 30, 2007 and 2006 were $16,000 and approximately $6,000 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended September 30, 2007 and 2006.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal year ended September 30, 2007 was $0.

PART IV

ITEM 15.      Exhibits, Financial Statement Schedules.

(a)(1)

(a)(2)           Not Applicable

(a)(3)           Exhibits.

See (b) below

(b)            Exhibits.

See the Exhibit Index following the signature page of this report, which is incorporated herein by reference. Each management contract and compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by an asterisk following its exhibit number.

(c)            Financial Statements Excluded From Annual Report to Shareholders

Not Applicable

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
406 Lippincott Drive
Suite J
Marlton, New Jersey 08053
(856) 346-2828 Fax (856) 396-0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: Xstream Mobile Solutions Corp.
14422 Edison, Unit D, New Lenox, IL 60451

We have audited the accompanying balance sheets of Xstream Mobile Solutions Corp. (the “Company”) as of September 30, 2007 and 2006, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xstream Mobile Solutions Corp. as of September 30, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, unless the Company is successful in generating new sources of revenue, or obtaining debt or equity financing, or restructuring its business, the Company will continue as a going concern. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Marlton, New Jersey 08053

May 11, 2009

XSTREAM  MOBILE  SOLUTIONS CORP.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 AND 2006

ASSETS

	2007	2006

CURRENT ASSETS
Cash and cash equivalents	$51,724	$178,421

FIXED ASSETS
Equipment, net	4,105	5,209

OTHER CURRENT ASSETS
Investment in Triex - Cost	10,000	-

TOTAL ASSETS	$65,829	$183,630

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued expenses	$23,357	$32,213
Short term advances	-	107,130

Total Liabilities	23,357	139,343

STOCKHOLDERS' EQUITY
Preferred Stock Series A, $.001 Par Value; 990,000 shares
authorized and none issued and outstanding	-	-
Preferred Stock Series B, $.001 Par Value; 9,000,000 shares
authorized and none issued and outstanding	-	-
Preferred Stock Series C, $.001 Par Value; 10,000 shares
authorized and none issued and outstanding	-	-
Common Stock $.001 Par Value; 90,000,000 shares
authorized and 4,774,317 and 2,018,222 shares, respectively, issued
and 4,379,465 and 1,623,370 shares, respectively outstanding	4,775	2,018
Additional Paid-in Capital	5,945,769	3,563,196
Accumulated Deficit	(5,610,767)	(3,221,622)
Stock subscription receivable	-	(2,000)
	339,777	341,592
Less: Cost of treasury stock, 394,852 shares	(297,305)	(297,305)

Total Stockholders' Equity	42,472	44,287

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$65,829	$183,630

The accompanying notes are an integral part of these consolidated financial statements.

XSTREAM  MOBILE  SOLUTIONS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006
	2007	2006

OPERATING REVENUES
Revenue	$15,000	$5,850

OPERATING EXPENSES
Depreciation	1,104	314
General and Administrative expenses	2,406,833	531,091

Total operating expenses	2,407,937	531,405

LOSS BEFORE OTHER INCOME (EXPENSES)	(2,392,937)	(525,555)

OTHER INCOME (EXPENSES)
Interest income	3,792	-
Beneficial interest	-	(614,299)
Total other income (expense)	3,792	(614,299)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,389,145)	(1,139,854)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(2,389,145)	$(1,139,854)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.56)	$(0.96)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	4,284,305	1,185,686

The accompanying notes are an integral part of these consolidated financial statements.

XSTREAM  MOBILE  SOLUTIONS CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFCIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

	Common Stock		Additional	Accumulated	Treasury Stock		Stock subscription	Stockholders
	Shares	Amount	Paid-in Capital	Deficits	Shares	Amount	receivable	Equity (Deficit)

Balance, September 30, 2005	773,000	$773	$2,039,550	$(2,081,768)	299,852	$(221,305)	$-	$(262,750)

Issuance of stock for the conversion
of debt on January 6, 2006	440,625	441	880,809	-	-	-	-	881,250

July 24, 2006 Share repurchase	-	-	-	-	95,000	(76,000)	-	(76,000)

Sale of shares for cash	804,597	804	642,837	-	-	-	-	643,641

Stock subscription receivable							(2,000)	(2,000)

Net loss fiscal 2006	-	-	-	(1,139,854)	-	-	-	(1,139,854)

Balance, September 30, 2006	2,018,222	$2,018	$3,563,196	$(3,221,622)	394,852	$(297,305)	$(2,000)	$44,287

Purchase Xstream Mobile	1,417,992	1,418	45,712					47,130

Issuance of stock for cash	98,603	99	88,101				$2,000	90,200

Issuance of stock for services	720,000	720	2,189,280					2,190,000

Issued of stock in exchange for Xstream Mobile Solutions, Inc.	407,000	407	(407)					-

Stock issued to satisfy prior liability	112,500	113	59,887					60,000

Net loss fiscal 2007				(2,389,145)				(2,389,145)

Balance, September 30, 2007	4,774,317	$4,775	$5,945,769	$(5,610,767)	394,852	$(297,305)	$-	$42,472

The accompanying notes are an integral part of these consolidated financial statements.

XSTREAM  MOBILE  SOLUTIONS CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFCIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(2,389,145)	$(1,139,854)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	1,104	314
Beneficial interest	-	614,299
Issuance of stock for services	2,190,000	-

Changes in assets and liabilities
Increase (decrease) in accounts payable and
accrued expenses	(8,856)	34,414
Total adjustments	2,182,248	649,027

Net cash (used in) operating activities	(206,897)	(490,827)

CASH FLOW FROM INVESTING ACTIVITIES
Repurchase of stock	-	(76,000)
Purchase of equipment	-	(5,523)
Investment in Triex - Cost	(10,000)	-

Net cash (used in) investing activities	(10,000)	(81,523)

CASH FLOW FROM FINANCING ACTIVITIES
Sale of common stock	-	643,641
Short term advances	-	107,130
Proceeds from issuance of common stock - warrants	90,200	-

Net cash provided by financing activities	90,200	750,771

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(126,697)	178,421

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	178,421	-

CASH AND CASH EQUIVALENTS - END OF YEAR	$51,724	$178,421

SUPPLEMENTAL DISCLOURE OF NON-CASH INFORMATION
Stock issued for services	$2,190,000	-

Stock issued to retire accounts payable and accrued expenses	$-	$881,250

Acquistion of Xstream Mobile Solutions, Inc. :
Due to Xstream Mobile Solutions, Inc.	$107,130	$-
Common Stock	(1,418)	-
Additional paid in capital	(45,712)	-
Liability for stock to be issued	(60,000)	-
	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006

NOTE 1 -               ORGANIZATION AND BASIS OF PRESENTATION

The Company was incorporated on May 10, 1998, under the laws of the State of Delaware.  The business purpose of the Company was originally to engage in environmental monitoring and testing.  However, on December 31, 2001, the Company liquidated those operating assets.  The Company has adopted a fiscal year ending September 30.

On February 3, 2005 the Company changed its name to Netchoice, Inc.  On December 19, 2005 the Company changed its name to Xstream Mobile Solutions Corp. On January 1, 2006 the Company began operations in software acquisition, development and marketing. The Company acquired a related company in October 2006 (see Note 6).

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

Cash and Cash Equivalents/Investments

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. There were no cash equivalents as of September 30, 2007 and September 30, 2006.

The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.  At September 30, 2007, the Company had no funds in excess of the insured limit.

Investments are stated at cost.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006

NOTE 2 -             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Equipment

The cost of office and computer equipment is capitalized and depreciated over its useful life using the straight-line method of depreciation.  For all equipment presently owned the estimated useful life is 60 months.  Repairs that substantially extend the useful life of the assets are capitalized and those that do not are charged to operations.  Depreciation expense for the years ended September 30, 2007 and 2006 was $1,104 and $314, respectively.

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

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006

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

The following is a reconciliation of the computation for basic and diluted EPS:
	September 30,	September 30,
	2007	2006

Net Loss	$(2,389,145)	$(1,139,854)

Weighted-average common shares outstanding (Basic)	4,284,305	1,185,686

Weighted-average common stock equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (Diluted)	4,284,305	1,185,686

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006

  NOTE 2 -             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized Financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarify that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 155 does not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 156 does not have a material impact on the Company’s financial position or results of operations.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006

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

In February 2008, FASB Staff Position ("FSP") FAS No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP No. 157-2") was issued. FSP No. 157-2 defers the effective date of SFAS No. 157 to fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Examples of items within the scope of FSP No. 157-2 are nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods), and long-lived assets, such as property, plant and equipment and intangible assets measured at fair value for an impairment assessment under SFAS No. 144.

The partial adoption of SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company's financial statements. See Note 12 for the fair value measurement disclosures for these assets and liabilities. The Company is in the process of analyzing the potential impact of SFAS No. 157 relating to its planned January 1, 2009 adoption of the remainder of the standard.

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

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS No. 115 (“SFAS No. 159”), which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by SFAS No. 159. SFAS No. 159 is effective as of the beginning of the Company’s year beginning after January 1, 2008. The Company does not believe this statement will have a material impact on its financial position and results of operations upon adoption.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“FAS No. 160”). FAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS No. 160 is effective for the Company in its fiscal year beginning January 1, 2010. The Company does not believe this statement will have a material impact on its financial position and results of operations upon adoption.

In December 2007, the FASB issued FAS No. 141 R “Business Combinations” (“FAS No. 141R”). FAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire. FAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for the Company’s fiscal year beginning January 1, 2010.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006

NOTE 3-               FIXED ASSETS

Fixed assets consisted of the following:
	September 30	September 30
	2007	2006

Equipment	$5,523	$5,523

Less: Accumulated Depreciation	(1,418)	(314)
Fixed Assets - Net	$4,105	$5,209

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

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006

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

The Company issued 720,000 shares for services.  The value was $2,190,000.

On October 9, 2006 the Company approved 1,417,992 shares of its common stock to acquire Xstream Mobile Solutions, Inc., an Illinois company. The Company acquired Xstream Mobile Solutions Inc. from a related party. An additional 407,000 shares were issued subsequently to complete the acquisition.

The company issued 98,603 shares for cash of $90,200.

The Company issued 112,500 shares of its common stock for prior Liability for stock to be issued valued at $60,000.

As of September 30, 2007, there were 90,000,000 shares authorized and 4,774,317 shares issued and 4,379,465 shares outstanding of the Company’s common stock with a par value of $0.001.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2007 AND 2006

NOTE 5 -                INCOME TAXES

There was no income tax benefit recognized at September 30, 2007 and 2006.

The net deferred tax assets in the accompanying balance sheet include benefit of utilizing net operating losses of approximately $5,610,767 (at September 30, 2007). However due to the uncertainty of utilizing the net operating losses, an offsetting valuation allowance has been established.

NOTE 6 -               RELATED PARTY TRANSACTIONS

On October 9, 2006 the Company approved 1,417,992 shares of its common stock to acquire Xstream Mobile Solutions, Inc., an Illinois company. The Company acquired Xstream Mobile Solutions Inc. from a related party. Under FASB 141 Business Combinations, when accounting for a transfer of assets or exchange of shares between entities under common control, the entity that receives the net assets or the equity interests shall initially recognize the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer. An additional 407,000 shares were issued subsequently to complete the transaction.

Certain stockholders provide leased space to the Company for office and computer operations.  The rental expense for the year ended September 30, 2007 and 2006 is $4,800 and $-0-, respectively.

An affiliated company of which a stockholder is a principal has contracted with the Company to provide programming services and technical communications support for its operations.  The total charged to the Company for these services for the year ended September 30, 2007 and 2006 is $ 69,601 and $ -0-, respectively.

NOTE 7-                GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses for the year ended September 30, 2007 and for the years ended September 30, 2006 and 2005, respectively. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management believes the Company’s capital requirement will depend on many factors, including the success of the Company to raise money.  The Company continues to search for acquisition candidates to fund operations.  The condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 7th day of May, 2009.

XSTREAM MOBILE SOLUTIONS CORP.,
a Delaware corporation

By:
Mike See
Chief Executive Officer

Each person whose signature appears below authorizes Mike See to execute in the name of each such person who is then an officer or director of the registrant, and to file, any amendments to this Annual Report on Form 10-K necessary or advisable to enable the registrant to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such Report as such attorney-in-fact may deem appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Michael See	May 12, 2009
Mike See, Director, and Chief Executive Officer

/s/ Joseph Johns, III	May 12, 2009
Joseph Johns, III, Director, President and Chief Financial Officer

XSTREAM MOBILE SOLUTIONS CORP.

EXHIBIT INDEX
TO
2007 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Description	Incorporated by Reference to:	Filed Herewith
31.1	Certificate of Michael See, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certificate of Joseph Johns, III, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
32.1	Certificate of Michael See, Chief Executive Officer, and Certificate of Jospeh Johns, III, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X