Form 10-Q
period 2007-12-31
Xstream Mobile Solutions Corp
filed 2009-05-20
CIK 842919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☐ Yes☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐   Yes      ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2009
Common Stock, $0.001 par value	15,030,917

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements.

Our unaudited condensed consolidated financial statements included in this Form 10-Q are as follows:
F-1	Unaudited Condensed Consolidated Balance Sheet as of December 31, 2007.
F-2	Unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2007.
F-3	Unaudited Condensed Consolidatd Statements of Cash Flows for the three months ended December 31, 2007.
F-4	Notes to Unaudited Condensed Consolidated Financial Statements.

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

XSTREAM MOBILE SOLUTIONS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	September 31,
	2007	2007
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$6,553	$51,724

FIXED ASSETS
Equipment, net	3,829	4,105

OTHER CURRENT ASSETS
Deposit	10,000	10,000

TOTAL ASSETS	$20,382	$65,829

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accounts payable and accrued expenses	$26,356	$23,357
Liability for stock to be issued	37,850	-

Total Liabilities	64,206	23,357

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock Series A, $.001 Par Value; 990,000 shares
authorized and none issued and outstanding	-	-
Preferred Stock Series B, $.001 Par Value; 9,000,000 shares
authorized and none issued and outstanding	-	-
Preferred Stock Series C, $.001 Par Value; 10,000 shares
authorized and none issued and outstanding	-	-
Common Stock $.001 Par Value; 90,000,000 shares
authorized and 4,773,067 and 4,774,317 shares, respectively, issued
and 4,378,215 and 4,379,465 shares, respectively outstanding	4,774	4,775
Additional Paid-in Capital	5,944,520	5,945,769
Accumulated Deficit	(5,695,813)	(5,610,767)
Stock subscription receivable	-	-
	253,481	339,777
Less: Cost of treasury stock, 394,852 shares	(297,305)	(297,305)

Total Stockholders' Equity (Deficit)	(43,824)	42,472

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$20,382	$65,829

	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

XSTREAM MOBILE SOLUTIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	2007	2006

OPERATING REVENUES
Revenue	$-	$-

OPERATING EXPENSES
Depreciation	276	276
General and Administrative expenses	84,872	2,013,466

Total operating expenses	85,148	2,013,742

LOSS BEFORE OTHER INCOME	(85,148)	(2,013,742)

OTHER INCOME
Interest income	102	1,420

Total income (expenses)	102	1,420

LOSS BEFORE PROVISION FOR INCOME TAXES	(85,046)	(2,012,322)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(85,046)	$(2,012,322)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.02)	$(0.57)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	4,774,140	3,557,189

The accompanying notes are an integral part of these consolidated financial statements.

XSTREAM MOBILE SOLUTIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	2007	2006

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(85,046)	(2,012,322)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	276	276
Issuance of stock for services	-	1,950,000

Changes in assets and liabilities
Increase (decrease) in accounts payable and
accrued expenses	2,999	(3,045)
Total adjustments	3,275	1,947,231

Net cash (used in) operating activities	(81,771)	(65,091)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock to be issued	37,850	-
Repurchase of stock	(1,250)
Net cash provided by financing activities	36,600	-

NET (DECREASE) IN
CASH AND CASH EQUIVALENTS	(45,171)	(65,091)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	51,724	178,421

CASH AND CASH EQUIVALENTS - END OF PERIOD	$6,553	113,330

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$-	-
Income taxes paid	$-	-

SUPPLEMENTAL DISCLOURE OF NON-CASH INFORMATION
Stock issued for services	$-	$1,950,000

Acquisition of Xstream Mobile Solutions, Inc. :
Due to Xstream Mobile Solutions, Inc.	$-	$107,130
Common Stock	-	(1,418)
Additional paid in capital	-	(45,712)
Liability for stock to be issued	-	(60,000)
	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006
(UNAUDITED)

NOTE 1 -               ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the September 30, 2007 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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
DECEMBER 31, 2007 AND 2006
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

Cash and Cash Equivalents/Investments

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2007 and September 30, 2007.

The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.  At December 31, 2007, the Company had no funds in excess of the insured limit.

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
DECEMBER 31, 2007 AND 2006
(UNAUDITED)

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Common Stock Issued for Other Than Cash

Services purchased and other transactions settled in the Company’s common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

Equipment

The cost of office and computer equipment is capitalized and depreciated over its useful life using the straight-line method of depreciation.  For all equipment presently owned the estimated useful life is 60 months.  Repairs that substantially extend the useful life of the assets are capitalized and those that do not are charged to operations.  Depreciation expense for the three months ending December 31, 2007 and 2006 was $276 and $276, respectively.

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

The following is a reconciliation of the computation for basic and diluted EPS:

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006
(UNAUDITED)

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (continued)

	December 31,	December 31,
	2007	2006

Net Loss	$(85,046)	$(2,012,322)

Weighted-average common shares outstanding (Basic)	4,774,140	3,557,189

Weighted-average common stock equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (Diluted)	4,774,140	3,557,189

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006
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
DECEMBER 31, 2007 AND 2006
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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R."This standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006
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

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006
(UNAUDITED)

NOTE 4 -               FIXED ASSETS

Fixed assets consisted of the following:

	December 31,	September 30,
	2007	2007

Equipment	$5,523	$5,523

Less: Accumulated Depreciation	(1,694)	(1,418)
Fixed Assets - Net	$3,829	$4,105

NOTE 5 -               STOCKHOLDERS’ EQUITY

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
DECEMBER 31, 2007 AND 2006
(UNAUDITED)

NOTE 5 -                STOCKHOLDERS’ EQUITY (CONTINUED)

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

The following is a list of the common stock transactions during the period ended December 31, 2008:

On December 19, 2007 the company repurchased 1,250 shares and refunded cash of $ 1,250.

As of December 31, 2007, there were 90,000,000 shares authorized and 4,773,067 shares issued and 4,378,215 shares outstanding of the Company’s common stock with a par value of $0.001.

NOTE 6-                 INCOME TAXES

There was no income tax benefit recognized at December 31, 2007 and 2006.

The net deferred tax assets in the accompanying balance sheet include benefit of utilizing net operating losses of approximately $5,695,813 (at December 31, 2007). However due to the uncertainty of utilizing the net operating losses, an offsetting valuation allowance has been established.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006
(UNAUDITED)

 NOTE 7--              RELATED PARTY TRANSACTIONS

On October 9, 2006 the Company approved 1,517,992 shares of its common stock to acquire Xstream Mobile Solutions, Inc., an Illinois company. The Company acquired Xstream Mobile Solutions Inc. from a related party. Under FASB 141 Business Combinations, when accounting for a transfer of assets or exchange of shares between entities under common control, the entity that receives the net assets or the equity interests shall initially recognize the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer

Certain stockholders provide leased space to the Company for office and computer operations.  The rental expense for the three months ended December 31, 2007 and 2006 is $-0-, and $3,600, respectively.

An affiliated company of which a stockholder is a principal has contracted with the Company to provide programming services and technical communications support for its operations.  The total charged to the Company for these services for three months ended December 31, 2007 and 2006 is $50,754 and $ -0-, respectively.

NOTE 8-                GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses for the three months ended December 31, 2007 and 2006 and for the years ended September 30, 2007 and 2006, respectively. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management believes the Company’s capital requirement will depend on many factors, including the success of the Company to raise money.  The Company continues to search for acquisition candidates to fund operations.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us.  Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.  We caution the reader that numerous important factors, including those factors discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, which are incorporated herein by reference, could affect our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Constitution Mining.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  We file reports with the Securities and Exchange Commission (the “SEC” or “Commission”).  You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Research and Development

We did not incur any research or development expenditures during the quarter ended December 31, 2007.

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

Results of Operations for the Quarter Ended December 31, 2007 and 2006

               We did not earn significant revenues for the quarter ended December 31, 2007 and no revenues were earned during the same period in 2006.  We hope that our earnings will increase as our name is established in the market for our products.

We incurred operating expenses in the amount of $85,148 for the three months ended December 31, 2007, compared to operating expenses of $2,013,742 for the three months ended December 31, 2006.  Our operating expenses for the three month period ended December 31, 2007 were primarily attributable to selling, general and administrative expenses of $84,872 and depreciation of $276.  Our operating expenses for the three month period ended December 31, 2006 were primarily attributable to selling, general and administrative expenses of $2,013,466.

                We have incurred a net loss of $85,046 for the three months ended December 31, 2007, compared to $2,012,322 for the three months ended December 31, 2006.

Liquidity and Capital Resources

              As of December 31, 2007, we had total current assets of $6,553 and total assets in the amount of $20,382.  Our total current liabilities as of December 31, 2007 were $64,206.  As a result, on December 31, 2007, we had working capital Deficit of ($57,653).

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

Going Concern

We have incurred net losses for the period from inception on May 10, 1998 to December 31, 2007 of $5,695,813 and have no source of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our software development.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Michael See, and our Chief Financial Officer, Mr. Joseph Johns, III.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures are ineffective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 1A.    Risk Factors

Not Applicable.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The Company sold 22,850 shares of its common stock at $1.00 per share for a total of $22,850 as of December 31, 2007.  In addition, existing shareholders exercised warrants for 15,000 shares @ $1.00 per share.

Item 3.      Defaults upon Senior Securities

None.

Item 4.      Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2007

Item 5.     Other Information

None.

Item 6.      Exhibits

See the Exhibit Index following the signatures page of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xstream Mobile Solutions Corp.

Date:	May 20, 2009

By: /s/ Michael See Michael See Title: Chief Executive Officer and Director
Date:	May 20, 2009
By: /s/ Joseph Johns, III Joseph Johns, III Title: Chief Financial Officer

XSTREAM MOBILE  SOLUTIONS CORP.
(the “Registrant”)
(Commission File No. 000-18296)
Exhibit Index
to
Quarterly Report on Form 10-Q
for the Quarter Ended December 31, 2007

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