Form 10-Q/A
period 2007-12-31
Xstream Mobile Solutions Corp
filed 2009-05-22
CIK 842919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us.  Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.  We caution the reader that numerous important factors, including those factors discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, which are incorporated herein by reference, could affect our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Xstream Mobile Solutions Corp.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  We file reports with the Securities and Exchange Commission (the “SEC” or “Commission”).  You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Xstream Mobile Solutions Corp.

Date:	May 22, 2009

By: /s/ Michael See Michael See Title: Chief Executive Officer and Director
Date:	May 22, 2009
By: /s/ Joseph Johns, III Joseph Johns, III Title: Chief Financial Officer

XSTREAM MOBILE  SOLUTIONS CORP.
(the “Registrant”)
(Commission File No. 000-18296)
Exhibit Index
to
Quarterly Report on Form 10-Q/A
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