Form 10-Q
period 2008-03-31
Xstream Mobile Solutions Corp
filed 2009-05-29
CIK 842919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2009
Common Stock, $0.001 par value	15,030,917

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

Our unaudited condensed consolidated financial statements included in this Form 10-Q are as follows:
F-1	Condensed Consolidated Balance Sheet as of March 31, 2008 (unaudited) and September 30, 2007 (audited).
F-2	Condensed Consolidated Statements of Operations for the Six and Three Months ended March 31, 2008 and 2007 (unaudited).
F-3	Condensed Consolidated Statements of Cash Flow for the Six Months ended March 31, 2008 and 2007 (unaudited).
F-4	Notes to Condensed Consolidated Financial Statements (unaudited).

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

XSTREAM MOBILE SOLUTIONS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	March 31,	September 30,
	2008	2007
	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$9,555	$51,724

FIXED ASSETS
Equipment, net	3,553	4,105

OTHER ASSETS
Deposit	10,000	10,000

TOTAL ASSETS	$23,108	$65,829

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accounts payable and accrued expenses	$26,356	$23,357
Short term loan payable	10,000	-
Liability for stock to be issued	15,000	-

Total Liabilities	51,356	23,357

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock Series A, $.001 Par Value; 990,000 shares
authorized and none issued and outstanding	-	-
Preferred Stock Series B, $.001 Par Value; 9,000,000 shares
authorized and none issued and outstanding	-	-
Preferred Stock Series C, $.001 Par Value; 10,000 shares
authorized and none issued and outstanding	-	-
Common Stock $.001 Par Value; 90,000,000 shares
authorized and 4,795,917 and 4,774,317 shares, respectively, issued
and 4,401,065 and 4,379,465 shares, respectively outstanding	4,797	4,775
Additional Paid-in Capital	5,967,347	5,945,769
Accumulated Deficit	(5,703,087)	(5,610,767)
		-
	269,057	339,777
Less: Cost of treasury stock, 394,852 shares	(297,305)	(297,305)

Total Stockholders' Equity (Deficit)	(28,248)	42,472

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$23,108	$65,829

The accompanying  notes are an integral part of these condensed consolidated financial statements.

XSTREAM MOBILE SOLUTIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007

OPERATING REVENUES
Revenue	$42,450	$-	$42,450	$-

OPERATING EXPENSES
Depreciation	552	552	276	276
General and Administrative expenses	134,320	2,063,717	49,448	50,251

Total operating expenses	134,872	2,064,269	49,724	50,527

LOSS BEFORE OTHER INCOME (EXPENSES)	(92,422)	(2,064,269)	(7,274)	(50,527)

OTHER INCOME (EXPENSES)
Interest income	102	2,152	-	732
Total other income (Expense)	102	2,152	-	732

LOSS BEFORE PROVISION FOR INCOME TAXES	(92,320)	(2,062,117)	(7,274)	(49,795)
Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(92,320)	$(2,062,117)	$(7,274)	$(49,795)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.02)	$(0.57)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	4,781,098	3,648,263	4,788,133	3,741,362

The accompanying  notes are an integral part of these condensed consolidated financial statements.

XSTREAM MOBILE SOLUTIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	March 31, 2008	March 31, 2007

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(92,320)	$(2,062,117)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	552	552
Issuance of stock for services	-	1,950,000

Changes in assets and liabilities
Increase (decrease) in accounts payable and
accrued expenses	2,999	(6,357)
Total adjustments	3,551	1,944,195

Net cash (used in) operating activities	(88,769)	(117,922)

CASH FLOW FROM INVESTING ACTIVITIES
Deposit in Triex	-	(10,000)

Net cash (used in) investing activities	-	(10,000)

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of stock for cash	22,850	-
Proceeds from liability for stock to be issued	15,000	30,517
Proceeds of short term loan payable	10,000	-
Repurchase of stock	(1,250)	-

Net cash provided by financing activities	46,600	30,517

NET DECREASE IN
CASH AND CASH EQUIVALENTS	(42,169)	(97,405)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	51,724	178,421

CASH AND CASH EQUIVALENTS - END OF PERIOD	$9,555	$81,016

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOURE OF NON-CASH INFORMATION
Stock issued for services	$-	$1,950,000

Acquisition of Xstream Mobile Solutions, Inc. :
Due to Xstream Mobile Solutions, Inc.	$-	$107,130
Common Stock	-	(1,418)
Additional paid in capital	-	(45,712)
Liability for stock to be issued	-	(60,000)
	$-	$-

The accompanying  notes are an integral part of these condensed consolidated financial statements.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
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
MARCH 31, 2008 AND 2007
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

Cash and Cash Equivalents/Investments

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. There were no cash equivalents as of March 31, 2008 and September 30, 2007.

The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.  At
March 31, 2008, the Company had no funds in excess of the insured limit.

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
MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Common Stock Issued for Other Than Cash

Services purchased and other transactions settled in the Company’s common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

Equipment

The cost of office and computer equipment is capitalized and depreciated over its useful life using the straight-line method of depreciation.  For all equipment presently owned the estimated useful life is 60 months.  Repairs that substantially extend the useful life of the assets are capitalized and those that do not are charged to operations.  Depreciation expense for the six months ending March 31, 2008 and 2007 was $552 and $552, respectively.

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

The following is a reconciliation of the computation for basic and diluted EPS:

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (continued)

	March 31,	March 31,
	2008	2007

Net Loss	$(92,320)	$(2,062,117)

Weighted-average common shares outstanding (Basic)	4,781,098	3,648,263

Weighted-average common stock equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (Diluted)	4,781,098	3,648,263

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007
(UNAUDITED)

  NOTE 2 -            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized Financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarify that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 155 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 156 did not anticipated to have a material impact on the Company’s financial position or results of operations.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007
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
MARCH 31, 2008 AND 2007
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

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 4 -              FIXED ASSETS

Fixed assets consisted of the following:

	March 31,	September 30,
	2008	2007

Equipment	$5,523	$5,523

Less: Accumulated Depreciation	(1,970)	(1,418)
Fixed Assets - Net	$3,553	$4,105

NOTE 5 –              SHORT TERM LOAN-RELATED PARTY

The short term loan payable bear interest at 6% per annum and has no specified terms of repayment.

NOTE 6 -               STOCKHOLDERS’ EQUITY (DEFICIT)

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

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 6 -               STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Preferred Stock (Continued)

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

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 6 -               STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

The following is a list of the common stock transactions during the six months ended March 31, 2007:

The Company issued 600,000 shares for services.  The value was $1,950,000.

The Company approved 1,517,992 shares of its common stock to acquire Xstream Mobile Solutions, Inc., an Illinois company. The Company acquired Xstream Mobile Solutions Inc. from a related party.

The following is a list of the common stock transactions during the six months ended March 31, 2008:

The company repurchased 1,250 shares and refunded cash of $ 1,250.

The company issued 22,850 shares for cash of $22,850.

As of March 31, 2008, there were 90,000,000 shares authorized and 4,795,917 shares issued and 4,401,065 shares outstanding of the Company’s common stock with a par value of $0.001.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 7 -                INCOME TAXES

There was no income tax benefit recognized at March 31, 2008 and 2007.

The net deferred tax assets in the accompanying balance sheet include benefit of utilizing net operating losses of approximately $5,703,087 (at March 31, 2008). However due to the uncertainty of utilizing the net operating losses, an offsetting valuation allowance has been established.

 NOTE 8 --            RELATED PARTY TRANSACTIONS

On October 9, 2006 the Company approved 1,517,992 shares of its common stock to acquire Xstream Mobile Solutions, Inc., an Illinois company. The Company acquired Xstream Mobile Solutions Inc. from a related party. Under FASB 141 Business Combinations, when accounting for a transfer of assets or exchange of shares between entities under common control, the entity that receives the net assets or the equity interests shall initially recognize the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer

Certain stockholders provide leased space to the Company for office and computer operations.  The rental expense for the six months ended March 31, 2008 and 2007 is $-0-, and $4,800, respectively.

An affiliated company of which a stockholder is a principal has contracted with the Company to provide programming services and technical communications support for its operations.  The total charged to the Company for these services for six months ended March 31, 2008 and 2007 is $ 83,159 and $ 10,230, respectively.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2008 AND 2007
(UNAUDITED)

NOTE 9 -              GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses for the six months ended March 31, 2008 and 2007 and for the years ended September 30, 2007 and 2006, respectively. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management believes the Company’s capital requirement will depend on many factors, including the success of the Company to raise money.  The Company continues to search for acquisition candidates to fund operations.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Employees

We currently have two full-time administrative employees.  Our employees are not represented by labor unions or collective bargaining agreements.  Our key employees are Mr. Michael See, founder, Chief Executive Officer and Chairman of the Board of Directors, and Mr. Joseph F. Johns, III, Director, President and Chief Financial Officer

Government Regulation

We are not aware of any existing or probable governmental regulation that will have a material impact on our company.

We are not subject to any compliance with environmental laws.

Research and Development

We did not incur any research or development expenditures during the quarter ended March 31, 2008.

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

Results of Operations for the Six Months Ended March 31, 2008 and 2007

                 We earned $42,450 in revenues for the six months ended March 31, 2008 and no revenues were earned during the same period in 2007.  We hope that our earnings will continue to increase as our name is established in the market for our products.

We incurred operating expenses in the amount of $134,872 for the six months ended March 31, 2008, compared to operating expenses of $2,064,269 for the six months ended March 31, 2007.  Our operating expenses for the six month period ended March 31, 2008 were primarily attributable to selling, general and administrative expenses of $134,320 and depreciation of $552.  Our operating expenses for the six month period ended March 31, 2007 were primarily attributable to selling, general and administrative expenses of $2,063,717.

               We have incurred a net loss of ($92,320) for the six months ended March 31, 2008, compared to ($2,062,117) for the six months ended March 31, 2007.

Results of Operations for the Three Months Ended March 31, 2008 and 2007

              We earned $42,450 in revenues for the three months ended March 31, 2008 and no revenues were earned during the same period in 2007.  We hope that our earnings will continue to increase as our name is established in the market for our products.

We incurred operating expenses in the amount of $49,729 for the three months ended March 31, 2008, compared to operating expenses of $50,527 for the three months ended March 31, 2007.  Our operating expenses for the three months period ended March 31, 2008 were primarily attributable to selling, general and administrative expenses of $49,,448 and depreciation of $276.  Our operating expenses for the three month period ended March 31, 2007 were primarily attributable to selling, general and administrative expenses of $50,251.

               We have incurred a net loss of ($7,274) for the three months ended March 31, 2008, compared to ($49,795) for the three months ended March 31, 2007.

Liquidity and Capital Resources

As of March 31, 2008, we had total current assets of $9,555 and total assets in the amount of $23,108.  Our total current liabilities as of March 31, 2008 were $51,356.  As a result, on March 31, 2008, we had working capital Deficit of $41,801.

We are not certain as to whether our current cash balance will be sufficient to fund our operations for the next six (6) months, as well as meet the requirements for promotion our products.  In order to support our working capital needs and to provide for previously unanticipated legal expenses, we are considering the possibility of raising additional capital as well as other strategic options.

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

Going Concern

We have incurred net losses for the period from inception on May 10, 1998 to March 31, 2008 of $5,703,087 and have generated a small amount of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our software development.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

  We maintain a set of disclosure controls and procedures designed to ensure that information we are required to disclose in reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our Board of Directors were advised by Bagell, Josephs, Levine & Company, LLC, the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2007 Bagell, Josephs, Levine & Company, LLC identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 5 in the Company’s internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.  However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2008

Item 5.     Other Information

None.

Item 6.      Exhibits

See the Exhibit Index following the signatures page of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xstream Mobile Solutions Corp.

Date:	May 28, 2009

By: /s/ Michael See Michael See Title: Chief Executive Officer and Director
Date:	May 28, 2009
By: /s/ Joseph Johns, III Joseph Johns, III Title: Chief Financial Officer

XSTREAM MOBILE  SOLUTIONS CORP.
(the “Registrant”)
(Commission File No. 000-18296)
Exhibit Index
to
Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2008

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