Form 10-Q
period 2008-06-30
Xstream Mobile Solutions Corp
filed 2009-05-29
CIK 842919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐    Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2009
Common Stock, $0.001 par value	15,030,917

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

Our unaudited condensed consolidated financial statements included in this Form 10-Q are as follows:
F-1	Condensed Consolidated Balance Sheet as of June 30, 2008 and September 30, 2007.
F-2	Condensed Consolidated Statements of Operations for the Nine and Three Months ended June 30, 2008 and 2007 (unaudited).
F-3	Condensed Consolidated Statements of Cash Flows for the Nine Months ended June 30, 2008 and 2007 (unaudited).
F-4	Notes to Condensed Consolidated Financial Statements (unaudited).

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

XSTREAM MOBILE  SOLUTIONS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	June 30,	September 30,
	2008	2007

CURRENT ASSETS
Cash and cash equivalents	$91,407	$51,724

FIXED ASSETS
Equipment, net	5,967	4,105

OTHER ASSETS
Deposit	10,000	10,000

TOTAL ASSETS	$107,374	$65,829

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accounts payable and accrued expenses	$29,670	$23,357
Convertible debentures	177,500	-
Liability for stock to be issued	15,000	-

Total Liabilities	222,170	23,357

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock Series A, $.001 Par Value; 990,000 shares
authorized and none issued and outstanding	-	-
Preferred Stock Series B, $.001 Par Value; 9,000,000 shares
authorized and none issued and outstanding	-	-
Preferred Stock Series C, $.001 Par Value; 10,000 shares
authorized and none issued and outstanding	-	-
Common Stock $.001 Par Value; 90,000,000 shares
authorized and 4,795,917 and 4,774,317 shares, respectively, issued
and 4,401,065 and 4,379,465 shares, respectively outstanding	4,797	4,775
Additional Paid-in Capital	5,967,347	5,945,769
Other accumulated comprehensive income	6,702	-
Accumulated Deficit	(5,796,337)	(5,610,767)
		-
	182,509	339,777
Less: Cost of treasury stock, 394,852 shares	(297,305)	(297,305)

Total Stockholders' Equity (Deficit)	(114,796)	42,472

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$107,374	$65,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

XSTREAM MOBILE  SOLUTIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

OPERATING REVENUES
Revenue	$48,850	$-	$6,400	$-

OPERATING EXPENSES
Depreciation	877	828	325	276
General and Administrative expenses	230,410	2,395,259	96,090	281,542

Total operating expenses	231,287	2,346,087	96,415	281,818

LOSS BEFORE OTHER INCOME (EXPENSES)	(182,437)	(2,346,087)	(90,015)	(281,818)

OTHER INCOME (EXPENSES)
Interest income	181	3,011	79	859
Interest expense	(3,314)	-	(3,314)	-
Total other income (Expense)	(3,133)	3,011	(3,235)	859

LOSS BEFORE PROVISION FOR INCOME TAXES	(185,570)	(2,343,076)	(93,250)	(280,959)
Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(185,570)	$(2,343,076)	$(93,250)	$(280,959)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.04)	$(0.63)	$(0.02)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	4,786,020	3,726,557	4,795,917	3,883,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

XSTREAM MOBILE  SOLUTIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
	Nine Months	Nine Months
	Ended	Ended
	June 30, 2008	June 30, 2007
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(185,570)	$(2,343,076)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	877	828
Issuance of stock for services	-	2,190,000
Gain on short term investment	6,702	-

Changes in assets and liabilities
Increase (decrease) in accounts payable and
accrued expenses	6,313	(6,356)
Total adjustments	13,892	2,184,472

Net cash (used in) operating activities	(171,678)	(158,604)

CASH FLOW FROM INVESTING ACTIVITIES
Deposit	-	(10,000)
Purchase of property and equipment	(2,739)	-

Net cash (used in) investing activities	(2,739)	(10,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	22,850	76,632
Proceeds from liability for stock to be issued	15,000	-
Proceeds from issuance of convertible debentures	177,500	-
Repurchase of stock	(1,250)	-

Net cash provided by financing activities	214,000	76,632

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	39,683	(91,972)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	51,724	178,421

CASH AND CASH EQUIVALENTS - END OF PERIOD	$91,407	$86,449

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$55	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOURE OF NON-CASH INFORMATION
Stock issued for services	$-	$2,190,000

Acquisition of Xstream Mobile Solutions, Inc. :
Due to Xstream Mobile Solutions, Inc.	$-	$107,130
Common Stock	-	(1,418)
Additional paid in capital	-	(45,712)
Liability for stock to be issued	-	(60,000)
	$-	$-
The accompanying notes are an integral part of these condensed consolidated financial statements.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007
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

On February 3, 2005 the Company changed its name to Netchoice, Inc.  On December 19, 2005 the Company changed its name to Xstream Mobile Solutions Corp. On January 1, 2006 the Company began operations in software acquisition, development and marketing. The Company acquired a related company in October 2006 (see Note 8).

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
JUNE 30, 2008 AND 2007
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

Cash and Cash Equivalents/Investments

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. There were $86,782 and $0 cash equivalents as of June 30, 2008 and September 30, 2007.

The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.  At June 30, 2008, the Company had no funds in excess of the insured limit.

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
JUNE 30, 2008 AND 2007
(UNAUDITED)

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Common Stock Issued for Other Than Cash

Services purchased and other transactions settled in the Company’s common stock are recorded at the estimated fair value of the stock issued if that value is more readily determinable than the fair value of the consideration received.

Equipment

The cost of office and computer equipment is capitalized and depreciated over its useful life using the straight-line method of depreciation.  For all equipment presently owned the estimated useful life is 60 months.  Repairs that substantially extend the useful life of the assets are capitalized and those that do not are charged to operations.  Depreciation expense for the nine months ending June 30, 2008 and 2007 was $877 and $828, respectively.

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

The following is a reconciliation of the computation for basic and diluted EPS:

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007
(UNAUDITED)

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share of Common Stock (continued)

	June 30,	June 30,
	2008	2007

Net Loss	$(185,570)	$(2,343,076)

Weighted-average common shares outstanding (Basic)	4,786,020	3,726,557

Weighted-average common stock equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (Diluted)	4,786,020	3,726,557

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007
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

Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 156 did not have a material impact on the Company’s financial position or results of operations.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007
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
JUNE 30, 2008 AND 2007
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

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007
(UNAUDITED)

NOTE 4 -               FIXED ASSETS

Fixed assets consisted of the following:

	June 30,	September 30,
	2008	2007

Equipment	$8,262	$5,523

Less: Accumulated Depreciation	(2,295)	(1,418)
Fixed Assets - Net	$5,967	$4,105

NOTE 5 -               CONVERTIBLE DEBENTURE

The Company issued a convertible debentures to investors. The Debentures will pay interest at a rate of 6% per annum, have a term of 12 months and are convertible into the Company’s common stock at any time at the option of the investor. As of June 30, 2008, the Company has received investments in aggregate of $177,500. The Company will determine the best use of the proceeds based on the corporate strategy and immediate needs.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007
(UNAUDITED)

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
JUNE 30, 2008 AND 2007
(UNAUDITED)

NOTE 6 -               STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

The following is a list of the common stock transactions during the nine months ended June 30, 2007:

The Company approved 1,517,992 shares of its common stock to acquire Xstream Mobile Solutions, Inc., an Illinois company. The Company acquired Xstream Mobile Solutions Inc. from a related party. An additional 307,000 shares were issued subsequently to complete the acquisition.

The company issued 86,035 shares for cash of $76,433.

The company repurchased 1,000 shares and refunded cash of $ 800.

The Company issued 720,000 shares for services.  The value was $2,190,000.

The Company issued 112,500 shares of its common stock for prior Liability for stock to be issued valued at $60,000.

The following is a list of the common stock transactions during the nine months ended June 30, 2008:

The company repurchased 1,250 shares and refunded cash of $ 1,250.

The company issued 22,850 shares for cash of $22,850.

As of June 30, 2008, there were 90,000,000 shares authorized and 4,795,917 shares issued and 4,401,065 shares outstanding of the Company’s common stock with a par value of $0.001.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007
(UNAUDITED)

NOTE 7 -                INCOME TAXES

There was no income tax benefit recognized at June 30, 2008 and 2007.

The net deferred tax assets in the accompanying balance sheet include benefit of utilizing net operating losses of approximately $5,796,337 (at June 30, 2008). However due to the uncertainty of utilizing the net operating losses, an offsetting valuation allowance has been established.

 NOTE 8 -             RELATED PARTY TRANSACTIONS

On October 9, 2006 the Company approved 1,517,992 shares of its common stock to acquire Xstream Mobile Solutions, Inc., an Illinois company. The Company acquired Xstream Mobile Solutions Inc. from a related party. Under FASB 141 Business Combinations, when accounting for a transfer of assets or exchange of shares between entities under common control, the entity that receives the net assets or the equity interests shall initially recognize the assets and liabilities transferred at their carrying amounts in the accounts of the transferring entity at the date of transfer

Certain stockholders provide leased space to the Company for office and computer operations.  The rental expense for the nine months ended June 30, 2008 and 2007 is $-0-, and $4,800, respectively.

An affiliated company of which a stockholder is a principal has contracted with the Company to provide programming services and technical communications support for its operations.  The total charged to the Company for these services for nine months ended June 30, 2008 and 2007 is $ 127,792 and $ 16,430, respectively.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2008 AND 2007
(UNAUDITED)

NOTE 9 -               GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses for the nine months ended June 30, 2008 and 2007 and for the years ended September 30, 2007 and 2006, respectively. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management believes the Company’s capital requirement will depend on many factors, including the success of the Company to raise money.  The Company continues to search for acquisition candidates to fund operations.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Employees

We currently have two full-time administrative employees.  Our employees are not represented by labor unions or collective bargaining agreements.  Our key employees are Mr. Michael See, founder, Chief Executive Officer, and Chairman of the Board of Directors and Mr. Joseph F. Johns, III, Director, President and Chief Financial Officer

Government Regulation

We are not aware of any existing or probable governmental regulation that will have a material impact on our company.

We are not subject to any compliance with environmental laws.

Research and Development

We did not incur any research or development expenditures during the quarter ended June 30, 2008.

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

Results of Operations for the Nine Months Ended June 30, 2008 and 2007

               We earned $48,850 of revenues for nine months ended June 30, 2008 and no revenues were earned during the same period in 2007.  We hope that our earnings will increase as our name is established in the market for our products.

We incurred operating expenses in the amount of $231,287 for the nine months ended June 30, 2008, compared to operating expenses of $2,346,087 for the nine months ended June 30, 2007.  Our operating expenses for the nine month period ended June 30, 2008 were primarily attributable to selling, general and administrative expenses of $230,410 and depreciation of $877.  Our operating expenses for the nine month period ended June 30, 2007 were primarily attributable to selling, general and administrative expenses of $2,345,259.

We have incurred a net loss of ($185,570) for the nine months ended June 30, 2008, compared to ($2,343,076) for the nine months ended June 30, 2007.

Results of Operations for the Three Months Ended June 30, 2008 and 2007

               We earned $6,400 of revenues for three months ended June 30, 2008 and no revenues were earned during the same period in 2007.  We hope that our earnings will increase as our name is established in the market for our products.

We incurred operating expenses in the amount of $96,415 for the three months ended June 30, 2008, compared to operating expenses of $281,818 for the three months ended June 30, 2007.  Our operating expenses for the three month period ended June 30, 2008 were primarily attributable to selling, general and administrative expenses of $96,060 and depreciation of $325.  Our operating expenses for the three month period ended June 30, 2007 were primarily attributable to selling, general and administrative expenses of $281,542.

               We have incurred a net loss of ($93,250) for the three months ended June 30, 2008, compared to ($280,959) for the three months ended June 30, 2007.

Liquidity and Capital Resources

                 As of June 30, 2008, we had total current assets of $91,407 and total assets in the amount of $107,374.  Our total current liabilities as of June 30, 2008 were $222,170.  As a result, on June 30, 2008, we had a working capital deficit of ($130,763).

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

Going Concern

We have incurred net losses for the period from inception on May 10, 1998 to June 30, 2008 of ($5,796,337) and we have small sources of revenue thus far.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our software development.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Item 3.         Defaults upon Senior Securities

None.

Item 4.         Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2008

Item 5.         Other Information

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
for the Quarter Ended June 30, 2008

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