Form 10-K
period 2008-09-30
Xstream Mobile Solutions Corp
filed 2009-06-10
CIK 842919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

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

Large accelerated filer ☐                                                                                                   Accelerated filer ☐

Non-accelerated filer   ☐ (Do not check if a smaller reporting company)                 Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

As of April 30, 2009 the aggregate market value of the Company’s common equity held by non-affiliates computed by reference to the closing price ($0.15) was:  $904,638.

The number of shares of our common stock outstanding as of April 30, 2009 was:  15,030,917

Documents Incorporated by Reference:  Are incorporated by reference into Part III of this Form 10-K.

FORM 10-K
XSTREAM MOBILE SOLUTIONS CORP.
SEPTEMBER 30, 2008

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

Business of the Issuer

During the current fiscal year, XSM has seen all of its current customers renew their service agreements.  Management feels this is a significant sign of the level of success and capabilities XSM’s service brings to its customers.

XSM has begun the distribution of its corporate product line targeting businesses and educational institutions, such as colleges and school districts who wish to send non-emergency data to their students and faculty.  This new product line will potentially double XSM’s revenue options and increase our ability to channel that income towards a strong marketing strategy.

During the third quarter of 2008 XSM has seen an economic slowdown that has affected management’s ability to bring on several pending municipalities.  Although their interest remains very high, their budgets have been put on hold.  Management is confident that as this economic environment changes, the company will see forward movement with these entities.

During 2008, XSM initiated the deployment of its second off-site high-end server location in DeKalb through a joint effort with Northern Illinois University.  At the same time XSM completed a third party custom text to voice system for NIU and have greatly expanded their level of safety. We are very proud to be the service of choice for this distinguished college.

XSM has seen solid interest in the services and products supplied and expects to continue to grow as the company expands into the market place.   As we end the fiscal year 2008, XSM has in development a new service and communication product that will target the E-marketing arena.  This product will be a reflection of our already highly established safety product and our emerging corporate tools.  This product already has the attention of several new customers and promises to seriously impact the market place.

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

Research and Development

We did not incur any research or development expenditures during the fiscal years ended September 30, 2008 or 2007.

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

As noted in our financial statements, we have incurred a net loss of $6,065,476 for the period from inception on May 10, 1998 to September 30, 2008.  At September 30, 2008, we had a working deficit of $202,617.  As of September 30, 2008, we had cash and cash equivalents in the amount of $24,097.  We will have to raise additional funds to meet our currently budgeted operating requirements for the next twelve months.

The audit report of Bagell, Josephs, Levine & Company, L.L.C. Certified Public Accountants  for the fiscal years ended September 30, 2008 and 2007 contained a paragraph that emphasizes the substantial doubt as to our continuance as a going concern. This is a significant risk that we may not be able to generate and/or raise enough resources to remain operational for an indefinite period of time.

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

Our success will depend, in part, on our ability to obtain and enforce intellectual property rights over our name and original designs in the United States.  As of September 30, 2008, we have not sought any trademark or trade name registrations.  No assurance can be given that any intellectual property rights owned by us will not be challenged, invalidated or circumvented, that any rights granted will provide competitive advantages to us.   Intellectual property litigation is expensive and time-consuming, and can be used by well-funded adversaries as a strategy for depleting the resources of a small company such as us. There is no assurance that we will have sufficient resources to successfully prosecute our interests in any litigation that may be brought.  The failure to adequately protect our intellectual property and original designs could result in our competitors utilizing our designs and impair our ability to achieve profitable operations.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended September 30, 2008.

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

Fiscal Year Ended September 30, 2008
	High Bid	Low Bid
Fiscal Quarter Ended:
December 31, 2007	$2.90	$1.25
March 31, 2008	$1.25	$0.50
June 30, 2008	$1.60	$0.75
September 30, 2008	$0.30	$0.30

Fiscal Year Ended September 30, 2007
	High Bid	Low Bid
Fiscal Quarter Ended:
December 31, 2006	$3.25	$1.15
March 31, 2007	$4.25	$1.05
June 30, 2007	$2.75	$2.00
September 30, 2007	$3.25	$1.50

Holders of Common Stock

As of September 30, 2008, we had approximately three hundred seventy (370) holders of record of our common stock and several other stockholders hold shares in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Issuances of Unregistered Securities

The Company sold 22,850 shares of its common stock at $1.00 per share for a total of $22,850, as of September 30, 2008.

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

For the Years Ended September 30, 2008 and 2007

Revenues

        We have generated a small amount of revenue from operations since our inception.

Operating Expenses

        We incurred operating expenses in the amount of $508,694 for the year ended September 30, 2008, as compared to operating expenses of $2,407,937 for the year ended September 30, 2007.  The substantial decrease in our operating expenses for the year ended September 30, 2008, as compared to the year ended September 30, 2007, relates to the reorganization of our operations to focus on our business plan.  We have incurred significant expenditures during the year ended September 30, 2008 in connection with the business and associated administrative costs required to support our operations.

Net Loss

As a result of the above, for the year ended September 30, 2008 we reported a net loss of $454,709, as compared to a net loss of $2,389,145 for the year ended September 30, 2007.
Basic and Diluted Loss per Share

As a result of the above, the basic and diluted loss per common share was $(0.09) and $(0.56) for the years ended September 30, 2008 and 2007, respectively.

Liquidity and Capital Resources

At September 30, 2008, we had cash and cash equivalents of $24,097 (September 30, 2007 - $51,724) and working capital (deficit) of $(202,617) (September 30, 2007 - $28,366).

During the twelve month period following the date of this report, we anticipate that we will generate a small amount of  revenue.  We anticipate spending approximately $15,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $180,000 over the next twelve months.  The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office and marketing expenses.  Our current cash on hand is insufficient to be able to pay for our general administrative expenses over the next twelve months.  Accordingly, we must obtain additional capital in order to continue our plan of operations during and beyond the next twelve months. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We are currently seeking additional funding in the form of equity financing from the sale of our common stock, but cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our continued operations. In the absence of such financing, our ability to continue operations could be materially limited.  If we are unable to raise additional capital in the near future, we will experience liquidity problems and management expects that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

Cash Used in Operating Activities

            Operating activities for the year ended September 30, 2008 and 2007 used cash of $238,988 and $206,897 respectively, which reflect our recurring operating losses.  Our net loss of $454,709 for year ended September 30, 2008 was the primary reason for our negative operating cash flow.

Cash Used in Investing Activities

For the year ended September 30, 2008, we used $2,739 in investing activities, as compared to $10,000 used in investing activities during the year ended September 30, 2007.

Cash from Financing Activities

As we have had little revenues since inception, we have financed our operations primarily by using existing capital reserves and through private placements of our common stock.  Net cash flows provided by financing activities for the year ended September 30, 2008 was $214,100, as compared to $90,200 for the year ended September 30, 2007.  An increase in the cash flow provided by financing activities was primarily due to net proceeds from the issuance of common stock and convertible debentures during the reporting period.

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

Going Concern

We have incurred net losses for the period from inception on May 10, 1998 to September 30, 2008 of $6,065,476 and have limited sources of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and development of profitable operations from our software products and services.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree  and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008.  We do not expect SFAS 141 to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51”.  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008.    We do not expect SFAS 160 to have a material effect on our consolidated financial statements.

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

ITEM 9.       Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.     Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on their evaluation as of September 30, 2008, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were ineffective to ensure that the information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, including this Annual Report, were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  Appropriate changes are being implemented.

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

In connection with the filing of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008.  In making this assessment, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment using those criteria, management believes that, since we are late with the filings with the SEC, we have to state controls that are ineffective.

The effectiveness of our internal control over financial reporting as of September 30, 2008 has not been audited.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the year ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 11.   Executive Compensation.

The following table sets forth the compensation paid to the Chief Executive Officer and other Executive Officers and key persons in total annual salary and bonus, for all services rendered in all capacities to the company, for the fiscal years ended September 30 2008 and 2007:

SUMMARY COMPENSATION TABLE
Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mike See CEO, and Director	2008 2007	- -	- -	- -	- -	- -	- -	- -	- -
Joseph Johns, III President, CFO and Director	2008 2007	- -	- -	- -	- -	- -	- -	- -	- -
Cynthia See Secretary and Director	2008 2007	- -	- -	- -	- -	- -	- -	- -	- -

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights made during the fiscal year ended September 30, 2008 to our executive officers and directors.  There were a total of 0 stock options outstanding as at September 30, 2008.

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

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 30, 2008, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 5,580,917 issued and 5,186,065 outstanding shares of common stock issued and outstanding on September 30, 2008.

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

ITEM 14.    Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-Q and the audit of our annual consolidated financial statements for the fiscal years ended September 30, 2008 and 2007 were $49,178 and approximately $16,000 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended September 30, 2008 and 2007.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal year ended September 30, 2008 was $0.

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
Suite J
Marlton, New Jersey 08053
(856) 346-2828 Fax (856) 396-0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: Xstream Mobile Solutions Corp.
14422 Edison, Unit D,
New Lenox, IL 60451

We have audited the accompanying balance sheets of Xstream Mobile Solutions Corp. (the “Company”) as of September 30, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended September 30, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xstream Mobile Solutions Corp. as of September 30, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9 to the financial statements, unless the Company is successful in generating new sources of revenue, or obtaining debt or equity financing, or restructuring its business, the Company will continue as a going concern. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Marlton, New Jersey 08053

June 10, 2009

XSTREAM  MOBILE  SOLUTIONS CORP.
CONSOLIDATED BALANCE SHEETS
September 30, 2008 AND 2007

ASSETS

	2008	2007

CURRENT ASSETS
Cash and cash equivalents	$24,097	$51,724

FIXED ASSETS
Equipment, net	5,554	4,105

OTHER ASSETS
Investment in Triex	10,000	10,000

TOTAL ASSETS	$39,651	$65,829

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accounts payable and accrued expenses	$34,214	$23,357
Convertible debentures	177,500	-
Stock to be issued	15,000	-

Total Liabilities	226,714	23,357

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock Series A, $.001 Par Value; 990,000 shares
authorized and none issued and outstanding	-	-
Preferred Stock Series B, $.001 Par Value; 9,000,000 shares
authorized and none issued and outstanding	-	-
Preferred Stock Series C, $.001 Par Value; 10,000 shares
authorized and none issued and outstanding	-	-
Common Stock $.001 Par Value; 90,000,000 shares
authorized and 5,580,917 and 4,774,317 shares, respectively, issued
and 5,186,065 and 4,379,465 shares, respectively outstanding	5,582	4,775
Additional Paid-in Capital	6,161,562	5,945,769
Accumulated other comprehensive income	8,574	-
Accumulated Deficit	(6,065,476)	(5,610,767)

	110,242	339,777
Less: Cost of treasury stock, 394,852 shares	(297,305)	(297,305)

Total Stockholders' Equity (Deficit)	(187,063)	42,472

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$39,651	$65,829

The accompanying notes are an integral part of these consolidated financial statements.

XSTREAM  MOBILE  SOLUTIONS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED September 30, 2008 AND 2007

	2008	2007

OPERATING REVENUES
Revenue	$50,050	$15,000

OPERATING EXPENSES
Depreciation	1,290	1,104
General and administrative expenses	507,404	2,406,833

Total operating expenses	508,694	2,407,937

LOSS BEFORE OTHER INCOME (EXPENSES)	(458,644)	(2,392,937)

OTHER INCOME (EXPENSES)
Relief of debt	10,858	-
Interest income	263	3,792
Interest expense	(7,186)	-
Total other income (expense)	3,935	3,792

LOSS BEFORE PROVISION FOR INCOME TAXES	(454,709)	(2,389,145)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(454,709)	$(2,389,145)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.09)	$(0.56)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	4,831,404	4,284,305

The accompanying notes are an integral part of these consolidated financial statements.

XSTREAM  MOBILE  SOLUTIONS CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFCIT)
FOR THE YEARS ENDED September 30, 2008 AND 2007
	Common Stock		Additional	Accumulated	Treasury Stock		Accumulated other comprehensive	Stock subscription	Stockholders
	Shares	Amount	Paid-in Capital	Deficit	Shares	Amount	Income	receivable	Equity (Deficit)

Balance, September 30, 2006	2,018,222	$2,018	$3,563,196	$(3,221,622)	394,852	$(297,305)	$-	$(2,000)	$44,287

Purchase Xstream Mobile	1,417,992	1,418	45,712						47,130

Issuance of stock for cash	98,603	99	88,101					$2,000	90,200

Issuance of stock for services	720,000	720	2,189,280						2,190,000

Issuance of stock in exchange for Xstream Mobile Solutions, Inc.	407,000	407	(407)						-

Stock issued to satisfy prior liability	112,500	113	59,887						60,000

Net loss fiscal 2007				(2,389,145)					(2,389,145)

Balance, September 30, 2007	4,774,317	$4,775	$5,945,769	$(5,610,767)	394,852	$(297,305)	$-	$-	$42,472

Issuance of stock for cash	22,850	23	22,827						22,850

Repurchase of stock	(1,250)	(1)	(1,249)						(1,250)

Issuance of stock for services	650,000	650	194,350						195,000

Issuance of stock in exchange for Xstream Mobile Solutions, Inc.	135,000	135	(135)						-

Other comprehensive income							8,574		8,574

Net loss fiscal 2008				(454,709)					(454,709)

Balance, September 30, 2008	5,580,917	$5,582	$6,161,562	$(6,065,476)	394,852	$(297,305)	$8,574	$-	$(187,063)
The accompanying notes are an integral part of these consolidated financial statements.

XSTREAM  MOBILE  SOLUTIONS CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

	2008	2007

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(454,709)	$(2,389,145)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	1,290	1,104
Issuance of stock for services	195,000	2,190,000
Change in value of short-term securities	8,574	-
Relief of debt	(10,858)	-

Changes in assets and liabilities
Increase (decrease) in accounts payable and
accrued expenses	21,715	(8,856)
Total adjustments	215,721	2,182,248

Net cash (used in) operating activities	(238,988)	(206,897)

CASH FLOW FROM INVESTING ACTIVITIES
Purchase of equipment	(2,739)	-
Investment in Triex - Cost	-	(10,000)

Net cash (used in) investing activities	(2,739)	(10,000)

CASH FLOW FROM FINANCING ACTIVITIES
Liability for stock to be issued	15,000	-
Proceeds from stock for cash	22,850	-
Proceeds from convertible debentures	177,500	-
Repurchase of stock	(1,250)	-
Proceeds from issuance of common stock - warrants	-	90,200

Net cash provided by financing activities	214,100	90,200

NET (DECREASE) IN
CASH AND CASH EQUIVALENTS	(27,627)	(126,697)

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	51,724	178,421

CASH AND CASH EQUIVALENTS - END OF YEAR	$24,097	$51,724

SUPPLEMENTAL DISCLOURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$-	$-
Interest	$55	$-

SUPPLEMENTAL DISCLOURE OF NON-CASH INFORMATION
Stock issued for services	$195,000	$2,190,000

Acquisition of Xstream Mobile Solutions, Inc. :
Due to Xstream Mobile Solutions, Inc.	$-	$107,130
Common Stock	-	(1,418)
Additional paid in capital	-	(45,712)
Liability for stock to be issued	-	(60,000)
	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 AND 2007

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

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents/Investments

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. There were $24,097 and $51,724 cash equivalents as of September 30, 2008 and 2007.

The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.  At September 30, 2008, the Company had no funds in excess of the insured limit.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2008 AND 2007

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

Equipment

The cost of office and computer equipment is capitalized and depreciated over its useful life using the straight-line method of depreciation.  For all equipment presently owned the estimated useful life is 60 months.  Repairs that substantially extend the useful life of the assets are capitalized and those that do not are charged to operations.  Depreciation expense for the years ended September 30, 2008 and 2007 was $1,290 and $1,104, respectively.

Concentration of Credit Risk

Sales to Iroquois-kankakee R.O.E. represented approximately 70 percent of the Company's total sales for the year ended September 30, 2008.  No other customer accounted for greater than 10 percent of the Company's total sales.

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
September 30, 2008 AND 2007

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

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30,	September 30,
	2008	2007

Net Loss	$(454,709)	$(2,389,145)

Weighted-average common shares outstanding (Basic)	4,831,404	4,284,305

Weighted-average common stock equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (Diluted)	4,831,404	4,284,305

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2008 AND 2007

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
September 30, 2008 AND 2007

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

In December 2007, the FASB issued FAS No. 141 R “Business Combinations” (“FAS No. 141R”). FAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire. FAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for the Company’s fiscal year beginning October 1, 2009.

NOTE 3 -               INVESTMENT IN TRIEX

The Company purchased 10,000 shares of Triex Financial Services, Inc. at a price of $1.00 per share.  The Company has obtained a valuation response from an independent appraiser, who noted that as of September 30, 2008, the fair value of the Triex Financial Services stock was at $1.00 per share.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2008 AND 2007

NOTE 4 -               FIXED ASSETS

Fixed assets consisted of the following:

	September 30,	September 30,
	2008	2007

Equipment	$8,262	$5,523

Less: Accumulated Depreciation	(2,708)	(1,418)
Fixed Assets - Net	$5,554	$4,105

NOTE 5 -               CONVERTIBLE DEBENTURES

The Company issued convertible debentures to investors. The debentures will pay interest at a rate of 6% to 12% per annum, have a term of 12 months and are convertible into the Company’s common stock at any time at the option of the investor. As of September 30, 2008, the Company has received investments in aggregate of $177,500. The Company will determine the best use of the proceeds based on the corporate strategy and immediate needs.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2008 AND 2007

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

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2008 AND 2007

NOTE 6 -                STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

The following is a list of the common stock transactions during the year ended September 30, 2007:

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

The following is a list of the common stock transactions during the year ended September 30, 2008:

The Company issued 22,850 shares for cash of $22,850.

The Company repurchased 1,250 shares for $1,250.

The Company issued 650,000 shares for services.  The value was $195,000.

An additional 135,000 shares was issued on September 11, 2008 to finalize the acquisition of Xstream Mobile Solutions, Inc., an Illinois company.

The Company recorded unrealized gain on short term securities for $8,574.

As of September 30, 2008, there were 90,000,000 shares authorized and 5,580,917 shares issued and 5,186,065 shares outstanding of the Company’s common stock with a par value of $0.001.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2008 AND 2007

NOTE 7-                INCOME TAXES

There was no income tax benefit recognized at September 30, 2008 and 2007.

The net deferred tax assets in the accompanying balance sheet include benefit of utilizing net operating losses of approximately $6,065,476 (at September 30, 2008) and 5,610,767 (at September 30, 2007). However due to the uncertainty of utilizing the net operating losses, an offsetting valuation allowance has been established.

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

Certain stockholders provide leased space to the Company for office and computer operations.  The rental expense for the years ended September 30, 2008 and 2007 is $-0- and $4,800, respectively.

An affiliated company of which a stockholder is a principal has contracted with the Company to provide programming services and technical communications support for its operations.  The total charged to the Company for these services for the years ended September 30, 2008 and 2007 is $ 155,329 and $ 69,601, respectively.

NOTE 9-                GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses for the year ended September 30, 2008 and for the years ended September 30, 2007 and 2006, respectively. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management believes the Company’s capital requirement will depend on many factors, including the success of the Company to raise money.  The Company continues to search for acquisition candidates to fund operations.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of June, 2009.

XSTREAM MOBILE SOLUTIONS CORP.,
a Delaware corporation

By:          /s/  Michael See
Michael See
Chief Executive Officer

Each person whose signature appears below authorizes Michael See to execute in the name of each such person who is then an officer or director of the registrant, and to file, any amendments to this Annual Report on Form 10-K necessary or advisable to enable the registrant to comply with the Securities Exchange Act of 1934 and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such Report as such attorney-in-fact may deem appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Michael See	June 10, 2009
Mike See, Director, and Chief Executive Officer

/s/ Joseph Johns, III	June 10, 2009
Joseph Johns, III, Director, President and Chief Financial Officer

XSTREAM MOBILE SOLUTIONS CORP.

EXHIBIT INDEX
TO
2008 ANNUAL REPORT ON FORM 10-K

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