Form 10-Q
period 2008-12-31
Xstream Mobile Solutions Corp
filed 2009-06-22
CIK 842919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐    Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2009
Common Stock, $0.001 par value	15,030,917

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

Our unaudited condensed consolidated financial statements included in this Form 10-Q are as follows:
F-1	Condensed Consolidated Balance Sheets as of December 31, 2008 and September 30, 2008.
F-2	Condensed Consolidated Statements of Operations for the Three Months ended December 31, 2008 and 2007 (unaudited).
F-3	Condensed Consolidated Statements of Cash Flows for the Three Months ended December 31, 2008 and 2007 (unaudited).
F-4	Notes to Condensed Consolidated Financial Statements (unaudited).

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended December 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

XSTREAM MOBILE  SOLUTIONS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	December 31,	September 30,
	2008	2008

CURRENT ASSETS
Cash and cash equivalents	$8,801	$24,097

Total current assets	8,801	24,097

FIXED ASSETS
Equipment, net	5,141	5,554

OTHER ASSETS
Investment in Triex	10,000	10,000

TOTAL ASSETS	$23,942	$39,651

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Accounts payable and accrued expenses	$34,374	$34,214
Convertible debenture	187,500	177,500
Short term loan payable	4,200	-
Stock to be issued	15,000	15,000

Total Current Liabilities	241,074	226,714

STOCKHOLDERS' (DEFICIT)
Preferred Stock Series A, $.001 Par Value; 990,000 shares
authorized and none issued and outstanding	-	-
Preferred Stock Series B, $.001 Par Value; 9,000,000 shares
authorized and none issued and outstanding	-	-
Preferred Stock Series C, $.001 Par Value; 10,000 shares
authorized and none issued and outstanding	-	-
Common Stock $.001 Par Value; 90,000,000 shares
authorized and 5,580,917 and 5,580,917 shares, respectively, issued
and 5,186,065 and 5,186,065 shares, respectively outstanding	5,582	5,582
Additional Paid-in Capital	6,161,562	6,161,562
Other accumulated comprehensive income	-	8,574
Accumulated Deficit	(6,086,971)	(6,065,476)

	80,173	110,242
Less: Cost of treasury stock, 394,852 shares	(297,305)	(297,305)

Total Stockholders' (Deficit)	(217,132)	(187,063)

TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)	$23,942	$39,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

XSTREAM MOBILE  SOLUTIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2007
(UNAUDITED)

	2008	2007

OPERATING REVENUES
Revenue	$-	$-

OPERATING EXPENSES
Depreciation	413	276
General and administrative expenses	25,467	84,872

Total operating expenses	25,880	85,148

LOSS BEFORE OTHER INCOME (EXPENSES)	(25,880)	(85,148)

OTHER INCOME (EXPENSES)
Gain on short-term securities -net	8,290	-
Interest income	5	102
Interest expense	(3,910)	-
Total other income (expense)	4,385	102

LOSS BEFORE PROVISION FOR INCOME TAXES	(21,495)	(85,046)
Provision for Income Taxes	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(21,495)	$(85,046)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	5,580,917	4,774,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

XSTREAM MOBILE  SOLUTIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(UNAUDITED)

	2008	2007

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(21,495)	$(85,046)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	413	276
Gain on short term investment - net	(8,574)	-

Changes in assets and liabilities
Increase in accounts payable and
accrued expenses	160	2,999
Total adjustments	(8,001)	3,275

Net cash (used in) operating activities	(29,496)	(81,771)

CASH FLOW FROM FINANCING ACTIVITIES
Sale of common stock	-	37,850
Proceeds from short term loan	4,200	-
Proceeds from convertible debentures	10,000	-
Repurchase of stock	-	(1,250)

Net cash provided by financing activities	14,200	36,600

NET (DECREASE) IN
CASH AND CASH EQUIVALENTS	(15,296)	(45,171)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	24,097	51,724

CASH AND CASH EQUIVALENTS - END OF PERIOD	$8,801	$6,553

SUPPLEMENTAL DISCLOURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Income taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007
(UNAUDITED)

NOTE 1 -               ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the September 30, 2008 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

On February 3, 2005 the Company changed its name to Netchoice, Inc.  On December 19, 2005 the Company changed its name to Xstream Mobile Solutions Corp. On January 1, 2006 the Company began operations in software acquisition, development and marketing. The Company acquired a related company in October 2006 (see Note 9).

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007
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

Cash and Cash Equivalents/Investments

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. There were $8,801 and $24,097 cash equivalents as of December 31, 2008 and September 30, 2008.

The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.  At December 31, 2008, the Company had no funds in excess of the insured limit.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007
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

Equipment

The cost of office and computer equipment is capitalized and depreciated over its useful life using the straight-line method of depreciation.  For all equipment presently owned the estimated useful life is 60 months.  Repairs that substantially extend the useful life of the assets are capitalized and those that do not are charged to operations.  Depreciation expense for the three months ended December 31, 2008 and 2007 was $413 and $276, respectively.

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
DECEMBER 31, 2008 AND 2007
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

The following is a reconciliation of the computation for basic and diluted EPS:

	Decemeber 31,	Decemeber 31,
	2008	2007

Net Loss	$(21,495)	$(85,046)

Weighted-average common shares outstanding (Basic)	5,580,917	4,774,140

Weighted-average common stock equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (Diluted)	5,580,917	4,774,140

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007
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

The partial adoption of SFAS No. 157 on October 1, 2008 with respect to financial assets and financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material impact on the Company's financial statements. See Note 11 for the fair value measurement disclosures for these assets and liabilities. The Company is in the process of analyzing the potential impact of SFAS No. 157 relating to its planned October 1, 2009 adoption of the remainder of the standard.

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
DECEMBER 31, 2008 AND 2007
(UNAUDITED)

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS No. 115 (“SFAS No. 159”), which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by SFAS No. 159. SFAS No. 159 is effective as of the beginning of the Company’s year beginning after October 1, 2008. The Company does not believe this statement will have a material impact on its financial position and results of operations upon adoption.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (“FAS No. 160”). FAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS No. 160 is effective for the Company in its fiscal year beginning October 1, 2010. The Company does not believe this statement will have a material impact on its financial position and results of operations upon adoption.

In December 2007, the FASB issued FAS No. 141 R “Business Combinations” (“FAS No. 141R”). FAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire. FAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for the Company’s fiscal year beginning October 1, 2010.

NOTE 3 -               INVESTMENT IN TRIEX

The Company purchased 10,000 shares of Triex Financial Services, Inc. at a price of $1 per share. The Company has obtained a valuation response from an independent appraiser, who noted that as of December 31, 2008 the fair market value of Triex Financial Services, Inc. stock was at $1 per share.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007
(UNAUDITED)

NOTE 4 –              SHORT TERM LOAN-RELATED PARTY

The short term loan payable bears no interest and has no specified terms of repayment.

NOTE 5 -              FIXED ASSETS

Fixed assets consisted of the following:

	December 31,	September 30,
	2008	2008

Equipment	$8,262	$8,262

Less: Accumulated Depreciation	(3,121)	(2,708)
Fixed Assets - Net	$5,141	$5,554

NOTE 6 -               CONVERTIBLE DEBENTURES

The Company issued convertible debentures to investors. The debentures will pay interest at a rate of 6% to 12% per annum, have a term of 12 months and are convertible into the Company’s common stock at any time at the option of the investor. As of December 31, 2008, the Company has received investments in aggregate of $187,500. The Company will determine the best use of the proceeds based on the corporate strategy and immediate needs.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007
(UNAUDITED)

NOTE 7 -              STOCKHOLDERS’ (DEFICIT)

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

Common Stock

The following is a list of the common stock transactions during the three months ended December 31, 2007:

On December 19, 2007 the company repurchased 1,250 shares and refunded cash of $1,250.

As of December 31, 2007, there were 90,000,000 shares authorized and 4,773,067 shares issued and 4,378,215 shares outstanding of the Company’s common stock with a par value of $0.001.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007
(UNAUDITED)

NOTE 7 -               STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

There were no common stock transactions during the period ended December 31, 2008.

As of December 31, 2008, there were 90,000,000 shares authorized and 5,580,917 shares issued and 5,186,065 shares outstanding of the Company’s common stock with a par value of $0.001.

NOTE 8 -               INCOME TAXES

There was no income tax benefit recognized at December 31, 2008 and 2007.

The net deferred tax assets in the accompanying balance sheet include benefit of utilizing net operating losses of approximately $6,086,971 (at December 31, 2008) and $6,065,476 (at September 30, 2008). However due to the uncertainty of utilizing the net operating losses, an offsetting valuation allowance has been established.

 NOTE 9 -              RELATED PARTY TRANSACTIONS

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

An affiliated company of which a stockholder is a principal has contracted with the Company to provide programming services and technical communications support for its operations.  The total charged to the Company for these services for the three months ended December 31, 2008 and 2007 is $ 14,451 and $ 50,754, respectively.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007
(UNAUDITED)

NOTE 10-              GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses for the period ended December 31, 2008 and 2007 and for the years ended September 30, 2008 and 2007, respectively. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management believes the Company’s capital requirement will depend on many factors, including the success of the Company to raise money.  The Company continues to search for acquisition candidates to fund operations.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 11-              FAIR VALUE MEASUREMENTS

On October 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, provides a consistent framework for measuring fair value under Generally Accepted Accounting Principles and expands fair value financial statement disclosure requirements. SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

Level 1 Inputs– Quoted prices for identical instruments in active markets.

Level 2 Inputs– Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs– Instruments with primarily unobservable value drivers.

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2008 AND 2007
(UNAUDITED)

NOTE 11-              FAIR VALUE MEASUREMENTS (CONTINUED)

Fair Value Measurements on a Recurring Basis as of December 31, 2008:

Assets	Level I	Level II	Level III	Total

Cash equivalents	$-	$-	$-	$-

Total Assets	$-	$-	$-	$-

Liabilities	$-	$187,500	$-	$187,500

Total Liabilities	$-	$187,500	$-	$187,500

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us.  Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.  We caution the reader that numerous important factors, including those factors discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, which are incorporated herein by reference, could affect our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Xstream Mobile Solutions Corp.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  We file reports with the Securities and Exchange Commission (the “SEC” or “Commission”).  You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Research and Development

We did not incur any research or development expenditures during the quarter ended December 31, 2008.

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

Results of Operations for the Three Months Ended December 31, 2008 and 2007

               We earned $0 of revenues for three months ended December 31, 2008 and no revenues were earned during the same period in 2007.  We hope that our earnings will increase as our name is established in the market for our products.

We incurred operating expenses in the amount of $25,880 for the three months ended December 31, 2008, compared to operating expenses of $85,148 for the three months ended December 31, 2007.  Our operating expenses for the three month period ended December 31, 2008 were primarily attributable to selling, general and administrative expenses of $25,467 and depreciation of $413.  Our operating expenses for the three month period ended December 31, 2007 were primarily attributable to selling, general and administrative expenses of $84,872.

We have incurred a net loss of ($21,495) for the three months ended December 31, 2008, compared to ($85,046) for the three months ended December 31, 2007.

Liquidity and Capital Resources

                 As of December 31, 2008, we had total current assets of $8,801 and total assets in the amount of $23,942.  Our total current liabilities as of December 31, 2008 were $241,074.  As a result, on December 31, 2008, we had a working capital deficit of ($232,273).

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

Going Concern

We have incurred net losses for the period from inception on May 10, 1998 to December 31, 2008 of ($6,086,971) and we have small sources of revenue thus far.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our software development.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

   Our Board of Directors were advised by Bagell, Josephs, Levine & Company, LLC, the Company’s independent registered public accounting firm, that during their performance of audit procedures for 2008 Bagell, Josephs, Levine & Company, LLC identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 5 in the Company’s internal control over financial reporting.

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

Item 3.         Defaults upon Senior Securities

None.

Item 4.         Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended December 31, 2008

Item 5.         Other Information

None.

Item 6.      Exhibits

See the Exhibit Index following the signatures page of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xstream Mobile Solutions Corp.

Date:	June 22, 2009

By: /s/ Michael See Michael See Title: Chief Executive Officer and Director
Date:	June 22, 2009
By: /s/ Joseph Johns, III Joseph Johns, III Title: Chief Financial Officer

XSTREAM MOBILE  SOLUTIONS CORP.
(the “Registrant”)
(Commission File No. 000-18296)
Exhibit Index
to
Quarterly Report on Form 10-Q
for the Quarter Ended December 31, 2008

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