Form 10-Q
period 2009-03-31
Xstream Mobile Solutions Corp
filed 2009-06-24
CIK 842919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2009
Common Stock, $0.001 par value	15,030,917

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

Our unaudited condensed consolidated financial statements included in this Form 10-Q are as follows:
F-1	Condensed Consolidated Balance Sheets as of March 31, 2009 (unaudited) and September 30, 2008 (audited).
F-2	Condensed Consolidated Statements of Operations for the Six and Three Months ended March 31, 2009 and 2008 (unaudited).
F-3	Condensed Consolidated Statements of Cash Flows for the Six Months ended March 31, 2009 and 2008 (unaudited).
F-4	Notes to Condensed Consolidated Financial Statements (unaudited).

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

XSTREAM MOBILE SOLUTIONS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	March 31,	September 30,
	2009	2008

CURRENT ASSETS
Cash and cash equivalents	$520	$24,097

Total Current Assets	$520	$24,097

FIXED ASSETS
Equipment, net	4,728	5,554

OTHER ASSETS
Investment in Triex	7,500	10,000

TOTAL ASSETS	$12,748	$39,651

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Accounts payable and accrued expenses	$81,175	$34,214
Convertible debentures	187,500	177,500
Short term loan payable	4,400	-
Stock to be issued	15,000	15,000

Total Current Liabilities	288,075	226,714

STOCKHOLDERS' (DEFICIT)
Preferred Stock Series A, $.001 Par Value; 990,000 shares
authorized and none issued and outstanding	-	-
Preferred Stock Series B, $.001 Par Value; 9,000,000 shares
authorized and none issued and outstanding	-	-
Preferred Stock Series C, $.001 Par Value; 10,000 shares
authorized and none issued and outstanding	-	-
Common Stock $.001 Par Value; 90,000,000 shares
authorized and 5,580,917 and 5,580,917 shares, respectively, issued
and 5,186,065 and 5,186,065 shares, respectively outstanding	5,582	5,582
Additional Paid-in Capital	6,161,562	6,161,562
Other accumulated comprehensive income	-	8,574
Accumulated Deficit	(6,145,166)	(6,065,476)
		-
	21,978	110,242
Less: Cost of treasury stock, 394,852 shares	(297,305)	(297,305)

Total Stockholders' (Deficit)	(275,327)	(187,063)

TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)	$12,748	$39,651

The accompanying  notes are an integral part of these condensed consolidated financial statements.

XSTREAM MOBILE SOLUTIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008

OPERATING REVENUES
Revenue	$11,200	$42,450	$11,200	$42,450

OPERATING EXPENSES
Depreciation	826	552	413	276
General and Administrative expenses	90,511	134,320	65,043	49,448

Total operating expenses	91,337	134,872	65,456	49,724

LOSS BEFORE OTHER INCOME (EXPENSES)	(80,137)	(92,422)	(54,256)	(7,274)

OTHER INCOME (EXPENSES)
Gain on short-term securities -net	8,289		(2)
Interest income	5	102	-	-
Interest expense	(7,847)	-	(3,937)	-
Total other income (Expense)	447	102	(3,939)	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(79,690)	(92,320)	(58,195)	(7,274)
Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(79,690)	$(92,320)	$(58,195)	$(7,274)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.01)	$(0.02)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	5,580,917	4,781,098	5,580,917	4,788,133

The accompanying  notes are an integral part of these condensed consolidated financial statements.

XSTREAM MOBILE SOLUTIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	March 31, 2009	March 31, 2008

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(79,690)	$(92,320)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	826	552
Gain on short term investment - net	(8,574)	-

Changes in assets and liabilities
Increase in accounts payable and
accrued expenses	46,961	2,999
Total adjustments	39,213	3,551

Net cash (used in) operating activities	(40,477)	(88,769)

CASH FLOW FROM INVESTING ACTIVITIES
Investment in Triex	2,500	-

Net cash provided by investing activities	2,500	-

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of stock for cash	-	22,850
Proceeds from liability for stock to be issued	-	15,000
Proceeds of short term loan payable	4,400	10,000
Repurchase of stock	-	(1,250)
Proceeds from convertible debentures	10,000	-

Net cash provided by financing activities	14,400	46,600

NET (DECREASE) IN
CASH AND CASH EQUIVALENTS	(23,577)	(42,169)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	24,097	51,724

CASH AND CASH EQUIVALENTS - END OF PERIOD	$520	$9,555

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying  notes are an integral part of these condensed consolidated financial statements.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 AND 2008
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
March 31, 2009 AND 2008
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

Cash and Cash Equivalents/Investments

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. There were $520 and $24,097 cash equivalents as of March 31, 2009 and September 30, 2008.

The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.  At March 31, 2009, the Company had no funds in excess of the insured limit.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2009 AND 2008
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

Equipment

The cost of office and computer equipment is capitalized and depreciated over its useful life using the straight-line method of depreciation.  For all equipment presently owned the estimated useful life is 60 months.  Repairs that substantially extend the useful life of the assets are capitalized and those that do not are charged to operations.  Depreciation expense for the six months ended March 31, 2009 and 2008 was $826 and $552, respectively.

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
March 31, 2009 AND 2008
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

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31,	March 31,
	2009	2008

Net Loss	$(79,690)	$(92,320)

Weighted-average common shares outstanding (Basic)	5,580,917	4,781,098

Weighted-average common stock equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (Diluted)	5,580,917	4,781,098

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2009 AND 2008
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
March 31, 2009 AND 2008
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

NOTE 3 -               INVESTMENT IN TRIEX

The Company purchased 10,000 shares and sold back 2,500 shares of Triex Financial Services, Inc. at a price of $1 per share. The Company has obtained a valuation response from an independent appraiser, who noted that as of March 31, 2009 the fair market value of Triex Financial Services, Inc. stock was at $1 per share.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2009 AND 2008
(UNAUDITED)

NOTE 4 –              SHORT TERM LOANS-RELATED PARTY

The short term loans payable have terms of 90 days and bear interest at 3% per annum.

NOTE 5 -               FIXED ASSETS

Fixed assets consisted of the following:

	March 31,	September 30,
	2009	2008

Equipment	$8,262	$8,262

Less: Accumulated Depreciation	(3,534)	(2,708)
Fixed Assets - Net	$4,728	$5,554

NOTE 6 -                CONVERTIBLE DEBENTURES

The Company issued convertible debentures to investors. The debentures will pay interest at a rate of 6% to 12% per annum, have a term of 12 months and are convertible into the Company’s common stock at any time at the option of the investor. As of March 31, 2009, the Company has received investments in aggregate of $187,500. The Company will determine the best use of the proceeds based on the corporate strategy and immediate needs.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2009 AND 2008
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

Common Stock

As of March 31, 2009, there were 90,000,000 shares authorized and 5,580,917 shares issued and 5,186,065 shares outstanding of the Company’s common stock with a par value of $0.001.

There was no the common stock transactions during the period ended March 31, 2009.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2009 AND 2008
(UNAUDITED)

NOTE 8-                 INCOME TAXES

There was no income tax benefit recognized at March 31, 2009 and 2008.

The net deferred tax assets in the accompanying balance sheet include benefit of utilizing net operating losses of approximately $6,145,166 (at March 31, 2009) and $6,065,476 (at September 30, 2008). However due to the uncertainty of utilizing the net operating losses, an offsetting valuation allowance has been established.

 NOTE 9-               RELATED PARTY TRANSACTIONS

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

An affiliated company of which a stockholder is a principal has contracted with the Company to provide programming services and technical communications support for its operations.  The total charged to the Company for these services for the six months ended March 31, 2009 and 2008 is $ 18,051 and $ 83,159, respectively.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2009 AND 2008
(UNAUDITED)

NOTE 10-             GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses for the period ended March 31, 2009 and for the years ended September 30, 2008 and 2007, respectively. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management believes the Company’s capital requirement will depend on many factors, including the success of the Company to raise money.  The Company continues to search for acquisition candidates to fund operations.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
March 31, 2009 AND 2008
(UNAUDITED)

NOTE 11-             FAIR VALUE MEASUREMENTS (CONTINUED)

Fair Value Measurements on a Recurring Basis as of March 31, 2009:

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

Research and Development

We did not incur any research or development expenditures during the quarter ended March 31, 2009.

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

Results of Operations for the Six Months Ended March 31, 2009 and 2008

                 We earned $11,200 in revenues for the six months ended March 31, 2009 and no revenues were earned during the same period in 2008.  We hope that our earnings will continue to increase as our name is established in the market for our products.

We incurred operating expenses in the amount of $91,337 for the six months ended March 31, 2009, compared to operating expenses of $134,872 for the six months ended March 31, 2008.  Our operating expenses for the six month period ended March 31, 2009 were primarily attributable to selling, general and administrative expenses of $90,511 and depreciation of $826.  Our operating expenses for the six month period ended March 31, 2008 were primarily attributable to selling, general and administrative expenses of $134,320.

               We have incurred a net loss of ($79,690) for the six months ended March 31, 2009, compared to ($92,320) for the six months ended March 31, 2008.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

              We earned $11,200 in revenues for the three months ended March 31, 2009 and no revenues were earned during the same period in 2008.  We hope that our earnings will continue to increase as our name is established in the market for our products.

We incurred operating expenses in the amount of $65,456 for the three months ended March 31, 2009, compared to operating expenses of $49,724 for the three months ended March 31, 2008.  Our operating expenses for the three months period ended March 31, 2009 were primarily attributable to selling, general and administrative expenses of $65,043 and depreciation of $413.  Our operating expenses for the three month period ended March 31, 2008 were primarily attributable to selling, general and administrative expenses of $49,448.

               We have incurred a net loss of ($58,195) for the three months ended March 31, 2009, compared to ($7,274) for the three months ended March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2009, we had total current assets of $520 and total assets in the amount of $12,748.  Our total current liabilities as of March 31, 2009 were $288,075.  As a result, on March 31, 2009, we had working capital Deficit of $287,555.

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

Going Concern

We have incurred net losses for the period from inception on May 10, 1998 to March 31, 2009 of $6,145,166 and have generated a small amount of revenue.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our software development.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2009.

Item 5.     Other Information

None.

Item 6.      Exhibits

See the Exhibit Index following the signatures page of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xstream Mobile Solutions Corp.

Date:	June 24, 2009

By: /s/ Michael See Michael See Title: Chief Executive Officer and Director
Date:	June 24, 2009
By: /s/ Joseph Johns, III Joseph Johns, III Title: Chief Financial Officer

XSTREAM MOBILE  SOLUTIONS CORP.
(the “Registrant”)
(Commission File No. 000-18296)
Exhibit Index
to
Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2009

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