Form 10-Q
period 2009-06-30
Xstream Mobile Solutions Corp
filed 2009-08-14
CIK 842919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐      Yes           ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at June 30, 2009
Common Stock, $0.001 par value	15,030,917

PART I - FINANCIAL INFORMATION

Item 1.                                Financial Statements.

Our unaudited condensed consolidated financial statements included in this Form 10-Q are as follows:
F-1	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2009 and September 30, 2008.
F-2	Unaudited Condensed Consolidated Statements of Operations for the Nine and Three months ended June 30, 2009 and June 30, 2008.
F-3	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine months ended June 30, 2009 and June 30, 2008.
F-4	Notes to Unaudited Condensed Consolidated Financial Statements.

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

XSTREAM MOBILE  SOLUTIONS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	September 30,
	2009	2008

CURRENT ASSETS
Cash and cash equivalents	$845	$24,097

TOTAL CURRENT ASSETS	845	24,097

FIXED ASSETS
Equipment, net	4,315	5,554

OTHER ASSETS
Investment in Triex	7,500	10,000

TOTAL ASSETS	$12,660	$39,651

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Accounts payable and accrued expenses	$93,355	$34,214
Convertible debentures	82,500	177,500
Short term loan payable	30,686	-
Liability for stock to be issued	40,000	15,000

Total Liabilities	246,541	226,714

STOCKHOLDERS' (DEFICIT)
Preferred Stock Series A, $.001 Par Value; 990,000 shares
authorized and none issued and outstanding	-	-
Preferred Stock Series B, $.001 Par Value; 9,000,000 shares
authorized and none issued and outstanding	-	-
Preferred Stock Series C, $.001 Par Value; 10,000 shares
authorized and none issued and outstanding	-	-
Common Stock $.001 Par Value; 90,000,000 shares
authorized and 15,030,917 and 5,580,917 shares, respectively, issued
and 14,636,065 and 5,186,065 shares, respectively outstanding	15,032	5,582
Additional Paid-in Capital	7,582,112	6,161,562
Other accumulated comprehensive income	-	8,574
Accumulated Deficit	(7,533,720)	(6,065,476)

	63,424	110,242
Less: Cost of treasury stock, 394,852 shares	(297,305)	(297,305)

Total Stockholders' (Deficit)	(233,881)	(187,063)

TOTAL LIABILITIES AND
STOCKHOLDERS' (DEFICIT)	$12,660	$39,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

XSTREAM MOBILE  SOLUTIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

OPERATING REVENUES
Revenue	$17,550	$48,850	$6,350	$6,400

OPERATING EXPENSES
Depreciation	1,239	877	413	325
General and Administrative expenses	1,487,524	230,410	1,397,013	96,090

Total operating expenses	1,488,763	231,287	1,397,426	96,415

LOSS BEFORE OTHER INCOME (EXPENSES)	(1,471,213)	(182,437)	(1,391,076)	(90,015)

OTHER INCOME (EXPENSES)
Gain on short-term securities -net	8,291	-	-	-
Interest income	5	181	2	79
Interest expense	(5,327)	(3,314)	2,520	(3,314)
Total other income (Expense)	2,969	(3,133)	2,522	(3,235)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,468,244)	(185,570)	(1,388,554)	(93,250)
Provision for Income Taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(1,468,244)	$(185,570)	$(1,388,554)	$(93,250)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.18)	$(0.04)	$(0.11)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	8,003,994	4,786,020	12,850,148	4,795,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

XSTREAM MOBILE  SOLUTIONS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	June 30, 2009	June 30, 2008
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(1,468,244)	$(185,570)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	1,239	877
Issuance of stock for compensation	1,350,000	-
Gain on short term investment	(8,574)	6,702
Excess tax benefits from share based compensation	47,250	-

Changes in assets and liabilities
Increase in accounts payable and
accrued expenses	59,141	6,313
Total adjustments	1,449,056	13,892

Net cash (used in) operating activities	(19,188)	(171,678)

CASH FLOW FROM INVESTING ACTIVITIES
Investment in Triex	2,500	-
Purchase of property and equipment	-	(2,739)

Net cash provided by (used in) investing activities	2,500	(2,739)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	22,850
Proceeds from liability for stock to be issued	-	15,000
Proceeds from issuance of convertible debentures	10,000	177,500
Proceeds from short term loan payable	30,686	-
Repurchase of stock	-	1,250)
Excess tax benefit fromshare based compensation	(47,250)	-

Net cash provided by (used in) financing activities	(6,564)	214,100

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(23,252)	39,683

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	24,097	51,724

CASH AND CASH EQUIVALENTS - END OF PERIOD	$845	$91,407

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$-	$55
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOURE OF NON-CASH INFORMATION
Stock issued for services	$1,350,000	$-
Stock issued for payment of convertible debentures	$80,000	-
Liability for stock to be issued for convertible debentures	$25,000	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
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
JUNE 30, 2009 AND 2008
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

Cash and Cash Equivalents/Investments

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. There were $845 and $24,097 cash equivalents as of June 30, 2009 and September 30, 2008.

The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.  At June 30, 2009, the Company had no funds in excess of the insured limit.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2009 AND 2008
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

Equipment

The cost of office and computer equipment is capitalized and depreciated over its useful life using the straight-line method of depreciation.  For all equipment presently owned the estimated useful life is 60 months.  Repairs that substantially extend the useful life of the assets are capitalized and those that do not are charged to operations.  Depreciation expense for the nine months ended June 30, 2009 and 2008 was $1,239 and $877, respectively.

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
JUNE 30, 2009 AND 2008
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

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30,	June 30,
	2009	2008

Net Loss	$(1,468,244)	$(185,570)

Weighted-average common shares outstanding (Basic)	8,003,994	4,786,020

Weighted-average common stock equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (Diluted)	8,003,994	4,786,020

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2009 AND 2008
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
JUNE 30, 2009 AND 2008
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

In March of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2009 AND 2008
(UNAUDITED)

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May of 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  This statement will require no changes in the Company’s financial reporting practices.  In May of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, “Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts.  This statement is effective for fiscal years beginning after December 15, 2008.  This statement has no effect on the Company’s financial reporting at this time.

In May of 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events”. This Statement is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  This Statement is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 will not have a material impact on its financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140” (SFAS 166). SFAS 166 amends SFAS No. 140 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2009 AND 2008
(UNAUDITED)

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of this Statement shall be applied to transfers that occur on or after the effective date. The Company is currently assessing the impact of the adoption of SFAS 166.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently assessing the impact of the adoption of SFAS 167.

On June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). Under SFAS 168, the FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. On the effective date of this statement, the Codification will supersede all existing non-SEC accounting and reporting standards. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have a material impact on its financial position or results of operations.

NOTE 3 -               INVESTMENT IN TRIEX

The Company purchased 10,000 shares and sold back 2,500 shares of Triex Financial Services, Inc. at a price of $1 per share. The Company has obtained a valuation response from an independent appraiser, who noted that as of June 30, 2009 the fair market value of Triex Financial Services, Inc. stock was at $1 per share.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2009 AND 2008
(UNAUDITED)

NOTE 4 –              SHORT TERM LOANS-RELATED PARTY

These amounts represent officers loans advanced to companies under common ownership, and officers of the Company. These amounts have no specific payment terms and are due on demand. No interest has been recorded on these amounts, due to the relative short-term repayments on them.

NOTE 5 -               FIXED ASSETS

Fixed assets consisted of the following:

	June 30,	September 30,
	2009	2008

Equipment	$8,262	$8,262

Less: Accumulated Depreciation	(3,947)	(2,708)
Fixed Assets - Net	$4,315	$5,554

NOTE 6 -               CONVERTIBLE DEBENTURES

The Company issued convertible debentures to investors. The debentures will pay interest at a rate of 6% to 12% per annum, have a term of 12 months and are convertible into the Company’s common stock at any time at the option of the investor. As of June 30, 2009, the Company has received investments in aggregate of $187,500. Two of the debentures were retired in April, 2009 with the issuance of 450,000 shares of common stock valued at $80,000. Two additional debentures were retired in April, 2009 valued at $25,000; issuance of common stock will be at a later date. The balance of convertible debentures is currently at $82,500. The Company is currently in default on the two debentures which make up this $82,500 balance, in which management is attempting to rectify in the upcoming quarter.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2009 AND 2008
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

Common Stock

As of June 30, 2009, there were 90,000,000 shares authorized and 15,030,917 shares issued and 14,636,065 shares outstanding of the Company’s common stock with a par value of $0.001.

The following is a list of the common stock transactions during the period ended
June 30, 2009:

The Company issued 9,000,000 shares for compensations.  The value was $1,350,000.

The Company issued 450,000 shares for the conversion of debentures.  The value was $80,000.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2009 AND 2008
(UNAUDITED)

NOTE 8-                INCOME TAXES

There was no income tax benefit recognized at June 30, 2009 and 2008.

The net deferred tax assets in the accompanying balance sheet include benefit of utilizing net operating losses of approximately $7,533,720 (at June 30, 2009) and $6,065,476 (at September 30, 2008). However due to the uncertainty of utilizing the net operating losses, an offsetting valuation allowance has been established.

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

An affiliated company of which a stockholder is a principal has contracted with the Company to provide programming services and technical communications support for its operations.  The total charged to the Company for these services for the nine months ended June 30, 2009 and 2008 is $ 23,451 and $ 127,793, respectively.

NOTE 10-              GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses for the period ended June 30, 2009 and for the years ended September 30, 2008 and 2007, respectively. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management believes the Company’s capital requirement will depend on many factors, including the success of the Company to raise money.  The Company continues to search for acquisition candidates to fund operations.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

XSTREAM MOBILE SOLUTIONS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2009 AND 2008
(UNAUDITED)

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009.
Fair Value Measurements on a Recurring Basis as of June 30, 2009:

Assets	Level I	Level II	Level III	Total

Cash equivalents	$-	$-	$-	$-

Total Assets	$-	$-	$-	$-

Liabilities	$-	$82,500	$-	$82,500

Total Liabilities	$-	$82,500	$-	$82,500

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us.  Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements.  We caution the reader that numerous important factors, including those factors discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, which are incorporated herein by reference, could affect our actual results and could cause our actual consolidated results to differ materially from those expressed in any forward-looking statement made by, or on behalf of, Xstream Mobile Solutions, Corp.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  We file reports with the Securities and Exchange Commission (the “SEC” or “Commission”).  You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Patents, Licenses, Trademarks, Intellectual Property, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We currently have a patent pending with the U.S. Patent office in regards to our software.

Employees

We currently have two full-time administrative employees.  Our employees are not represented by labor unions or collective bargaining agreements.  Our key employees are Mr. Michael See, founder, Chief Executive Officer, and Chairman of the Board of Directors and Mr. Joseph F. Johns, III, Director, President and Chief Financial Officer.

Government Regulation

We are not aware of any existing or probable governmental regulation that will have a material impact on our company.

We are not subject to any compliance with environmental laws.

Research and Development

We did not incur any research or development expenditures during the quarter ended June 30, 2009.

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

We currently have forecasted the expenditure of approximately $30,000 during the next twelve months in order to remain in compliance with the Securities Exchange Act of 1934 and to identify additional business and/or technology for acquisition. We can provide no assurance that we will be successful in acquiring other businesses or technology due to our limited working capital. We anticipate that if we are successfully able to identify any technology or business for acquisition, we will require additional financing in order for us to complete the acquisition. We can provide no assurance that we will receive additional financing if sought.

We do not anticipate purchasing any real property or significant equipment in the next twelve months.

We have two (2) employees at this time.  We do not anticipate hiring any additional employees until such time as we are able to acquire any additional businesses and/or technology.

Results of Operations for the Nine Months Ended June 30, 2009 and 2008

We earned $17,550 of revenue for the nine months ended June 30, 2009 compared to $48,850 during the same period in 2008. We hope that our earnings will increase as our name is established in the market for our products.

We incurred operating expenses in the amount of $1,488,763, for the nine months ended June 30, 2009, compared to operating expenses of $231,287 for the nine months ended June 30, 2008. Our operating expenses for the nine month period ended June 30, 2009 were primarily attributable to selling, general and administrative expenses of $1,487,524 and depreciation of $1,239. Our operating expenses for the nine month period ended June 30, 2008 were primarily attributable to selling, general and administrative expenses of $230,410.

We have incurred a net loss of $(1,468,244) for the nine months ended June 30, 2009, compared to $(185,570) for the nine months ended June 30, 2008.

Results of Operations for the Three Months Ended June 30, 2009 and 2008

We earned $6,350 of revenue for the three months ended June 30, 2009 compared to $6,400 during the same period in 2008. We hope that our earnings will increase as our name is established in the market for our products.

We incurred operating expenses in the amount of $1,397,426, for the three months ended June 30, 2009, compared to operating expenses of $96,415 for the three months ended June 30, 2008. Our operating expenses for the three month period ended June 30, 2009 were primarily attributable to selling, general and administrative expenses of $1,397,013 and depreciation of $413. Our operating expenses for the three month period ended June 30, 2008 were primarily attributable to selling, general and administrative expenses of $96,090.

We have incurred a net loss of $(1,388,554) for the three months ended June 30, 2009, compared to $(93,250) for the three months ended June 30, 2008.

Liquidity and Capital Resources

As of June 30, 2009, we had total current assets of $845 and total assets in the amount of $12,660.  Our total current liabilities as of June 30, 2009 were $246,541.  As a result, on June 30, 2009, we had a working capital deficit of ($245,696).

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

Going Concern

We have incurred net losses for the period from inception on May 10, 1998 to June 30, 2009 of ($7,533,720) and we have small sources of revenue thus far.  The continuity of our future operations is dependent on our ability to obtain financing and upon future acquisition, exploration and development of profitable operations from our software development.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are “not effective” at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 1A.      Risk Factors

Not Applicable.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The Company sold $187,500 worth of Convertible Debentures for a total of $187,500 as of December 31, 2008.  In addition, $105,000 of the Convertible Debentures were converted to Common Shares as of April 30, 2009.

Item 3.         Defaults upon Senior Securities

$82,500 of the remaining Convertible Debentures are due for payment and consequently are in default, pending renegotiation with the holders for extensions of time and/or conversion.

Item 4.         Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2009

Item 5.         Other Information

None.

Item 6.         Exhibits

See the Exhibit Index following the signatures page of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xstream Mobile Solutions Corp.

Date:	August 14, 2009

By: /s/ Michael See Michael See Title: Chief Executive Officer and Director
Date:	August 14, 2009
By: /s/ Joseph Johns, III Joseph Johns, III Title: Chief Financial Officer

XSTREAM MOBILE  SOLUTIONS CORP.
(the “Registrant”)
(Commission File No. 000-18296)
Exhibit Index
to
Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2009

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